Form 10QSB
period 2002-02-28
NEW PALTZ CAPITAL CORP
filed 2002-04-19
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  December  31,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period                to


          Commission  File  Number          000-49661
                                            ---------

                             NEW PALTZ CAPITAL CORP.

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                     88-0490890
-------------------------------            --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)

2360  Palmerston  Avenue
Vancouver,  British  Columbia,  Canada     V7V  2W1
--------------------------------------     ----------
(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                    604-926-2859
                                           -------------

           -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,414,500 Shares of $.001 par value Common Stock outstanding as of April 5, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                           NEW  PALTZ  CAPITAL  CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                     DECEMBER 31    JUNE 30
                                        2001         2001
--------------------------------------------------------------------------------


ASSETS

Current
  Cash                              $     10,456   $ 33,058

Mineral Property Interest (Note 3)             -          -
                                    ------------------------


                                    $     10,456   $ 33,058
============================================================
LIABILITIES

Current
Accounts payable                    $     10,735   $    835
                                    ------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
 Authorized:
  75,000,000 common shares, par
  value $0.001 per share at
  December 31, 2001 and
  June 30, 2001

 Issued and outstanding:
  6,414,500 at December 31,
  2001 and June 30, 2001                   6,414      6,414

 Additional paid-in capital               33,536     33,536

Deficit Accumulated During
The Exploration Stage                    (40,229)    (7,727)
                                    ------------------------
                                            (279)    32,223
                                    ------------------------

                                    $     10,456   $ 33,058
============================================================



                         NEW  PALTZ  CAPITAL  CORP.
                  (An  Exploration  Stage  Company)

              STATEMENTS  OF  OPERATIONS  AND  DEFICIT
                            (Unaudited)
                   (Stated  in  U.S.  Dollars)


--------------------------------------------------------------------------------
                               THREE          SIX            INCEPTION
                               MONTHS         MONTHS         MARCH 14
                               ENDED          ENDED          2000 TO
                               DECEMBER 31    DECEMBER 31    DECEMBER 31
                               2001           2001           2001
--------------------------------------------------------------------------------
Expenses
 Mineral property acquisition
  and exploration costs       $      5,000   $      7,196   $     10,696
 Office and sundry                      25             25             88
 Professional fees                  22,331         23,887         28,051
 Transfer agent                      1,394          1,394          1,394
                              -------------------------------------------
Loss For The Period                 28,750         32,502   $     40,229
                                                            =============
Accumulated Deficit,
Beginning Of Period                 11,479          7,727
                              ----------------------------
Accumulated Deficit,
End Of Period                 $     40,229   $     40,229
==========================================================

Loss Per Share                $      (0.01)  $      (0.01)
==========================================================

Weighted Average
Number Of Shares
Outstanding                      5,173,697      5,173,697
==========================================================


                        NEW  PALTZ  CAPITAL  CORP.
                   (An  Exploration  Stage  Company)

                      STATEMENTS  OF  CASH  FLOWS
                              (Unaudited)
                       (Stated  in  U.S.  Dollars)


--------------------------------------------------------------------------------
                         THREE          SIX            INCEPTION
                         MONTHS         MONTHS         MARCH 14
                         ENDED          ENDED          2000 TO
                         DECEMBER 31    DECEMBER 31    DECEMBER 31
                         2001           2001           2001
--------------------------------------------------------------------------------

Cash Flows From
 Operating Activities
  Loss for the period   $    (28,750)  $    (32,502)  $    (40,229)

Changes In Operating
 Assets And Liabilities
  Accounts payable            10,735          9,900         10,735
                        -------------------------------------------
                             (18,015)       (22,602)       (29,494)
                        -------------------------------------------
Cash Flows From
 Financing Activity
  Issue of share capital           -              -         39,950
                        -------------------------------------------
Increase In Cash             (18,015)       (22,602)        10,456

Cash, Beginning Of
 Period                       28,471         33,058              -
                        -------------------------------------------
Cash, End Of Period     $     10,456   $     10,456   $     10,456
===================================================================



                          NEW  PALTZ  CAPITAL  CORP.
                      (An  Exploration  Stage  Company)

              STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)

                            DECEMBER  31,  2001
                                (Unaudited)
                       (Stated  in  U.S.  Dollars)



                                  COMMON STOCK                 Deficit
                         ---------------------------------   Accumulated
                          Number                Additional   During The
                          Of                     Paid-In     Exploration
                          Shares     Amount      Capital       Stage      Total
                         ----------------------------------------------------------

Net loss                          -  $        -  $          -  $   (820)  $   (820)
                         ----------------------------------------------------------
Balance, June 30, 2000            -           -             -      (820)      (820)

Issuance of common stock  6,414,500       6,414        33,536         -     39,950

Net loss                          -           -             -    (6,907)    (6,907)
                         ----------------------------------------------------------
Balance, June 30, 2001    6,414,500       6,414        33,536    (7,727)    32,223

Net loss                          -           -             -   (32,502)   (32,502)
                         ----------------------------------------------------------
Balance, December
 31, 2001                 6,414,500  $    6,414  $     33,536  $(40,229)  $   (279)
                         ==========================================================


                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     OPERATIONS

Organization

The  Company was incorporated in the State of Nevada, U.S.A., on March 14, 2000.

Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $40,229 since inception and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placement and the public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

a)     Use  of  Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

b)     Mineral  Property  Acquisition  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.


c)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion of all of a deferred tax asset will not be realized, a valuation allowance is recognized.

d)     Financial  Instruments

The Company's financial instruments consist of cash, accounts payable, and due to shareholder.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

e)     Loss  Per  Share

Loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown as the effect is anti-dilutive.

                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     MINERAL  PROPERTY  INTEREST

During the year ended June 30, 2001, the Company acquired a 100% interest in eight mineral claims for cash consideration of $3,500. The claims are located in the Eureka Mining District of Arizona.


4.     COMMITMENT

The Company is required to pay approximately $2,000 annually to maintain its mineral property interest in good standing.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We were incorporated on March 14, 2000 in the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own eight mineral claims that we refer to as the Oro Dinero mineral claims. Our business plan is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess commercially exploitable quantities of gold. We can provide no assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Acquisition  of  the  Oro  Dinero  Mineral  Claims

We purchased eight mineral claims located in the Eureka Mining District of the State of Arizona from Mr. Laurence Sookochoff in September 2000. We paid a purchase price of $3,500 in consideration for our mineral claims. We refer to these mineral claims as the Oro Dinero mineral claims. We acquired a 100% interest to the Oro Dinero mineral claims.

The eight mineral claims comprising the Oro Dinero mineral claims were recorded with the Bureau of Land Management of the United States Department of the Interior in September 2000 by Mr. Laurence Sookochoff to cover the main area of potential gold mineralization, as identified by Mr. Sookochoff. Each mineral claim is effective until August 31, 2002. Mr. Sookochoff recorded the transfer of the Oro Dinero mineral claims to New Paltz on October 15, 2000. We are the legal and beneficial owner of title to the mineral claims and no other person has any interest in the mineral claims.

Location  and  Access  of  the  Oro  Dinero  Mineral  Claims

The Oro Dinero mineral claims are located approximately seven miles southeast of Bagdad, Arizona and within two miles southwest of Crosby Mountain, Arizona. Access to the mineral claims is from Wickenburg, Arizona via Highway 93 for 42 miles to Highway 93, a road paralleling Bridal Creek and accessing Bagdad. At six miles along Highway 93, a rough four wheel drive road junctions with Highway 93 from the east and leads to the Oro Dinero claim group some three miles distant.

Phase  I,  Stage  I  Work  Conducted

We have completed phase one of stage one of the exploration program recommended by our geologist, Laurence Sookochoff, P. Eng. and received his updated geological report dated October 25, 2001. We have determined to proceed to complete phase two of stage one of the geological exploration program based upon receipt of this report.

PLAN  OF  OPERATIONS

Our business plan is to proceed with the exploration of the Oro Dinero mineral claims to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. We have decided to proceed with the second phase of stage one of the exploration program recommended by the geological report. We anticipate that this phase of the recommended geological exploration program will cost approximately $7,500. We had $10,456 in cash reserves as of December 31, 2001. A Although phase two of stage one is estimated to cost $7,500, administrative expenses are expected to exceed our available cash prior to completion of phase two; additional financing will be required. We have no arrangements at this time for such additional financing, although our president, Mr. William Asselstine, has indicated that he will advance sufficient funds as a shareholders loan to enable us to complete this second phase of stage one.

We will assess whether to proceed to the third phase of stage one of the recommended geological exploration program upon completion of an assessment of the results of phase two of stage one of the geological exploration program. In completing this determination, we will review the conclusions and recommendations that we receive from Mr. Sookochoff based on his geological review of the results of the second phase. We will also make an assessment as to whether the results of phase two are sufficiently positive to enable us to achieve the financing necessary for us to proceed with phase three of stage one of the exploration program.

If we complete stage one of our exploration program, we will assess whether to proceed to the second stage of the recommended geological exploration program upon completion of an assessment of the results of the first stage of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of the first stage are sufficiently positive to enable us to achieve the financing necessary for use to proceed with the second stage of the exploration program. This assessment will include an assessment of our cash reserves after the completion of stage one and the market for financing of mineral exploration projects at the time of our assessment.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the six months ending December 31, 2001. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $32,502 for the six months ended December 31, 2001. These operating expenses included mineral property acquisition and exploration costs in the amount of $7,196 in connection with the Oro Dinero mineral claims. We also incurred professional fees in the amount of $23,887 that were attributable our corporate organization and our filing a registration statement with the Securities and Exchange Commission. We anticipate that our expenses on professional fees will increase on an ongoing basis as we are now a reporting company under the Securities Exchange Act of 1934.

We incurred a loss of $32,502 for the six months ending December 31, 2001. Our loss was attributable entirely to operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $10,456 as of December 31, 2001, and had working capital of $10,456 as of December 31, 2001. This is insufficient capital to complete phase two of stage one of our exploration program for the Oro Dinero mineral claim property.

We anticipate that we will incur the following expenses over the next twelve months:

1. $7,500 in connection with the completion of the second phase of stage one of our recommended geological work program;

2. $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $27,500 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $17,500 will be incurred over the next six months. Based on our working capital position of $10,456 as of December 31. 2001, we have insufficient cash resources to pay for our operating expenses over the next twelve months. Our president, Mr. William Asselstine, has indicated that he will advance sufficient funds to us to cover the second stage of phase one if we are not successful in completing an equity financing to fund this work.

We will require additional funding in our third quarter ending March 31, 2001. Additional financing is required to complete, but not to begin, phase two of stage one. In the event that we decide to proceed with the third phase of stage one of the exploration program, we anticipate additional program costs of $37,500. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phases two or three of stage one of the exploration program. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     None

REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW  PALTZ  CAPITAL  CORP.

Date:     April  18,  2002


By:  /s/ William Asselstine
     ----------------------
     William Asselstine,
     President,  Secretary,  Treasurer  and  Director
     (Principal  Executive  Officer)
     (Principal  Accounting  Officer)