Form 10QSB
period 2002-03-31
NEW PALTZ CAPITAL CORP
filed 2002-05-15
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  March  31,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  periodto


          Commission  File  Number          000-49661
                                            ---------

                             NEW PALTZ CAPITAL CORP.

          (Exact name of small Business Issuer as specified in its charter)

Nevada                                   88-0490890
-------------------------------          --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation  or  organization)

2360  Palmerston  Avenue
Vancouver, British Columbia, Canada      V7V  2W1
-------------------------------------    --------
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                  604-926-2859
                                         -------------

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,414,500 Shares of $.001 par value Common Stock outstanding as of May 10, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2002.

                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                               NEW  PALTZ  CAPITAL  CORP.
                          (An Exploration Stage Company)

                                  BALANCE SHEETS
                                   (Unaudited)
                             (Stated in U.S. Dollars)


                                                MARCH 31     JUNE 30
                                                  2002       2001
                                                 ---------  ---------

ASSETS

Current
Cash                                             $  5,788   $33,058

Mineral Property Interest (Note 3)                      -         -
                                                 -------------------
                                                 $  5,788   $33,058
====================================================================
LIABILITIES

Current
 Accounts payable                                $  9,139   $   835
                                                 -------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
Authorized
 75,000,000 common shares, par value
 $0.001 per share at March 31,
 2002 and June 30, 2001
Issued and outstanding
 6,414,500 at March 31, 2002
 and June 30, 2001                                  6,414     6,414

Additional paid-in capital                         33,536    33,536

Deficit Accumulated During The Exploration Stage  (43,301)   (7,727)
                                                 -------------------


                                                   (3,351)   32,223
                                                 -------------------

                                                 $  5,788   $33,058
====================================================================




                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                   STATEMENTS  OF  OPERATIONS  AND  DEFICIT
                                  (Unaudited)
                           (Stated  in  U.S.  Dollars)



                                                                      INCEPTION
                                                                       MARCH 14
                   THREE MONTHS ENDED        NINE MONTHS ENDED         2000 TO
                        MARCH 31                  MARCH 31             MARCH 31
                   2002         2001         2002         2001         2002
                   -----------  -----------  -----------  -----------  ---------

Expenses

Mineral property
 acquisition and
 exploration costs  $        -   $        -   $    7,196   $    3,500   $10,696
Consulting               2,500            -        2,500            -     2,500
Office and sundry            -            -           25           63        88
Professional fees          572          195       24,459          495    28,623
Transfer agent               -            -        1,394            -     1,394
                    -----------------------------------------------------------
Loss For The Period      3,072          195       35,574        4,058   $43,301
Accumulated Deficit,                                                    =======
 Beginning Of Period    40,229        3,863        7,727            -
                    --------------------------------------------------
Accumulated Deficit,
 End Of Period      $   43,301   $    4,058   $   43,301   $    4,058
======================================================================
Loss Per Share      $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
======================================================================
Weighted Average
 Number Of
 Shares
 Outstanding         6,414,500    6,245,867    6,414,500    4,824,783
======================================================================



                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                           STATEMENTS  OF  CASH  FLOWS
                                   (Unaudited)
                          (Stated  in  U.S.  Dollars)



                                                                   INCEPTION
                                                                   MARCH 14
                      THREE MONTHS ENDED     NINE MONTHS ENDED     2000 TO
                           MARCH 31             MARCH 31           MARCH 31
                      2002         2001      2002         2001       2002
                      --------------------------------------------------
Cash Flows From
 Operating Activities
Loss for the period   $(3,072)  $  (195)  $(35,574)  $(4,058)  $(43,301)
Changes In Operating
 Assets And Liabilities
 Accounts payable      (1,596)   (7,511)     8,304    (5,000)     9,139
                      --------------------------------------------------
                       (4,668)   (7,706)   (27,270)   (9,058)   (34,162)
                      --------------------------------------------------

Cash Flows From
 Financing Activity
 Issue of share capital     -     6,450          -    23,450     39,950
                      --------------------------------------------------

Increase In Cash       (4,668)   (1,256)   (27,270)   14,392      5,788


Cash, Beginning
 Of Period             10,456    13,136     33,058         -          -
                      --------------------------------------------------


Cash, End Of Period   $ 5,788   $14,392   $  5,788   $14,392   $  5,788
========================================================================



                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

               STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)

                                MARCH  31,  2002
                                  (Unaudited)
                          (Stated  in  U.S.  Dollars)



                             COMMON STOCK               Deficit
                                              Addi-     Accumulated
                           Number             tional    During The
                            Of                Paid-In   Exploration
                           Shares    Amount   Capital   Stage      Total
                          ---------  -------  --------  ---------  ---------
Net loss                          -  $     -  $      -  $   (820)  $   (820)
                          --------------------------------------------------

Balance, June 30, 2000            -        -         -      (820)      (820)

Issuance of common stock  6,414,500    6,414    33,536         -     39,950

Net loss                          -        -         -    (6,907)    (6,907)
                          --------------------------------------------------
Balance, June 30, 2001    6,414,500    6,414    33,536    (7,727)    32,223

Net loss                          -        -         -   (35,574)   (35,574)
                          --------------------------------------------------

Balance, March 31, 2002   6,414,500  $ 6,414  $ 33,536  $(43,301)  $ (3,351)
                          ==================================================

                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

As shown in the accompanying financial statements, the Company has incurred a net loss of $43,301 since inception and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through private placement and the public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

b)     Mineral  Property  Acquisition  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

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

                             NEW PALTZ CAPITAL CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. T he Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Acquisition  of  the  Oro  Dinero  Mineral  Claims

We purchased eight mineral claims located in the Eureka Mining District of the State of Arizona in September 2000. We paid a purchase price of $3,500 in consideration for our mineral claims. We refer to these mineral claims as the Oro Dinero mineral claims.

Recommended  Exploration  Program  on  the  Oro  Dinero  Mineral  Claims.

We obtained an updated report is on the Oro Dinero mineral claims from in October 2001. This geological report was prepared by Mr. Laurence Sookochoff, P.Eng. and recommends the completion of a three-stage geological work program on the Oro Dinero mineral claims.

The first stage of the exploration program is recommended to be comprised of the following phases:

1. The first phase would be comprised of obtaining aerial photographs or satellite imagery data for the area to analyze the property for structural features that may control the mineral zones. This phase has been completed by us at a cost of $5,000;

2. The second phase would be comprised of establishing a grid over the entire property for a control of the exploration programs and the completion of prospecting and detailed geological mapping and sampling over the property. The purpose of this phase would be to establish the geological reason for mineralization on the property. Large and small geological structures would be noted in addition to the type of alteration, alteration minerals, degree of alteration and the mineralization features. The estimated cost of this second phase of stage one is $7,500;

3. The third phase of stage one would be comprised of geophysical surveys of the property. This survey would include a visit to the site of the mineral claims. The estimated cost of completion of the third phase of stage one is $37,500.

The second stage of the exploration program would be comprised of a diamond-drilling program to test the mineral zones and to obtain core samples to visually examine the geology of the bedrock hosting the mineralization. The estimated cost of completion of the second phase of the exploration program is $75,000.

The third stage of the exploration program would be comprised of a further drilling program to delineate the mineral zones as determined in the second stage. The estimated cost of completion of the third stage of the exploration program is $100,000.

Status  of  Exploration

We have completed phase one of stage one of the exploration program recommended by our geologist, Laurence Sookochoff, P. Eng. We have determined to proceed to complete phase two of stage one of the geological exploration program based upon the results of this initial phase.

PLAN  OF  OPERATIONS

Our business plan is to proceed with the exploration of the Oro Dinero mineral claims to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. We have decided to proceed with the second phase of stage one of the exploration program recommended by the geological report. We anticipate that this phase of the recommended geological exploration program will cost approximately $7,500. We had $5,788 in cash reserves as of March 31, 2002. Accordingly, we will require additional financing in order to complete phase two of stage one. We have no arrangements at this time for such additional financing, although our president, Mr. William Asselstine, has indicated that he will advance sufficient funds as a shareholders loan to enable us to complete this second phase of stage one.

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

RESULTS  OF  OPERATIONS

We did not earn any revenues during the nine months ending March 31, 2002. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $35,574 for the nine months ended March 31, 2002. These operating expenses included mineral property acquisition and exploration costs in the amount of $7,196 in connection with the Oro Dinero mineral claims. We also incurred professional fees in the amount of $24,459 that were attributable our corporate organization and our filing a registration statement with the Securities and Exchange Commission. We anticipate that our expenses on professional fees will increase on an ongoing basis as we are now a reporting company under the Securities Exchange Act of 1934.

We incurred a loss of $35,574 for the nine months ending March 31, 2002. Our loss was attributable entirely to our operating expenses.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $5,788 as of March 31, 2002, and had working capital deficit of $3,351 as of March 31, 2002. Accordingly, we currently have insufficient working capital to complete phase two of stage one of our exploration program for the Oro Dinero mineral claim property without additional financing.

We anticipate that we will incur the following expenses over the next twelve months:

1. $7,500 in connection with the completion of the second phase of stage one of our recommended geological work program;

2. $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $27,500 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $17,500 will be incurred over the next nine months. Based on our working capital deficit of $3,351 as of March 31, 2002, we have insufficient cash resources to pay for our operating expenses over the next twelve months without additional financing. Our president, Mr. William Asselstine, has indicated that he will advance sufficient funds to us to cover the second stage of phase one if we are not successful in completing an equity financing to fund this work.

We will require additional funding in our fourth quarter ending June 30, 2002. Additional financing is required to complete, but not to begin, phase two of stage one. In the event that we decide to proceed with the third phase of stage one of the exploration program, we anticipate additional program costs of $37,500. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or loans from our principal shareholder, Mr. William Asselstine. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or shareholder loans to fund phases two or three of stage one of the exploration program. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ending March 31, 2002.


Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2002.


Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

None.

REPORTS  ON  FORM  8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW  PALTZ  CAPITAL  CORP.

Date:     May  14,  2002


          /s/  William  Asselstine
By:       -------------------------------------
          William  Asselstine,
          President,  Secretary,  Treasurer  and  Director
          (Principal  Executive  Officer)
          (Principal  Accounting  Officer)