Form 10KSB
period 2002-06-30
NEW PALTZ CAPITAL CORP
filed 2002-10-15
CIK 1161461

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934


        For  the  fiscal  year  ended  June  30,  2002

[  ]    Transition  Report Under Section 13 Or 15(D) Of The Securities Exchange
        Act  Of  1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER        000-49661
                                ---------

                             NEW PALTZ CAPITAL CORP.
                             -----------------------
                 (Name of small business issuer in its charter)


NEVADA                                               88-0490890
--------------------------------------------         ----------
(State  or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification  No.)

2360  Palmerston  Avenue
Vancouver,  British  Columbia,  Canada               V7V  2W1
--------------------------------------------         -----------
(Address  of  principal  executive  offices)         (Zip  Code)


604-926-2859
---------------------------
Issuer's  telephone  number


Securities registered under Section 12(b)
 of the Exchange Act:                                NOT APPLICABLE.
                                                     --------------


Securities registered under Section 12(g)
 of the Exchange Act:                                COMMON STOCK, PAR
                                                     ---------------------
                                                     VALUE $0.001 PER SHARE.
                                                     -----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $NIL
                                                                  ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
                                                                            ----
12b-2  of  the  Exchange  Act.)  $155,595  based  on the last sales price of the
-----                            -----------------------------------------------
Registrant's  common  stock  on  May  10,  2001
-----------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,414,500 as of October 7, 2002.
                                           -------------------------------

Transitional  Small  Business  Disclosure  Format  (check one): Yes [ ] No [ X ]



                                  1 of 16

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own eight mineral claims that we refer to as the Oro Dinero mineral claims, as described below. Further exploration of our mineral claims is required before a final evaluation as to the economic and legal feasibility of any mineral reserves that we may discover on our mineral claims can be completed. There is no assurance that a commercially viable mineral deposit exists on our mineral claims. Our plan of operations is to carry out exploration work on our mineral claims in order to ascertain whether our claims possess commercially exploitable quantities of gold. We can provide no assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

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

Recording  of  the  Oro  Dinero  Mineral  Claims

The Oro Dinero mineral claims consist of eight mineral claims located in the Eureka Mining District of the Yavapai County in the State of Arizona. Mr. Sookochoff recorded the mineral claims with the Bureau of Land Management of the United States Department of the Interior. The mineral claims have the following legal description:

     Name  of  Mining  Claim          Claim  Number
     -----------------------          -------------

     Oro  Dinero  1                   AMC354106
     Oro  Dinero  2                   AMC354107
     Oro  Dinero  3                   AMC354108
     Oro  Dinero  4                   AMC354109
     Oro  Dinero  5                   AMC354110
     Oro  Dinero  6                   AMC354111
     Oro  Dinero  7                   AMC354112
     Oro  Dinero  8                   AMC354113

The eight mineral claims comprising the Oro Dinero mineral claims were recorded with the Bureau of Land Management of the United States Department of the Interior in September 2000 by Mr. Laurence Sookochoff to cover the main area of potential gold mineralization, as identified by Mr. Sookochoff. Each mineral claim is effective until August 31, 2003. Mr. Sookochoff recorded the transfer of the Oro Dinero mineral claims to New Paltz on October 15, 2000. Our mineral claims were extended by us in August 2002 for an additional year expiring August 31, 2003. We are the legal and beneficial owner of title to the mineral claims and no other person has any interest in the mineral claims.

In order to maintain our mineral claims in good standing, we must complete exploration work on our mineral claims or pay maintenance fees in lieu of completing exploration work with the Bureau of Land Management of the United States Department of the Interior. Currently, a maintenance fee of $100 per mineral claim must be paid in each year to maintain the mineral claims for an additional year. If we fail to complete work on our mineral claims in the minimum required amount or pay the maintenance fees in lieu of completing work, then our mineral claims will lapse and we will lose all interest that we have in these mineral claims.



                                  2 of 16

The Oro Dinero mineral claims are unpatented mineral claims. The primary difference between patented and unpatented claims is that patented claims are surveyed whereas unpatented claims are not. Commonly, when claims are staked over ground that would be in the initial stages of exploration, the mineral claims are unpatented claims. This is the case with the Oro Dinero mineral claims. However, should advanced exploration ensue to a stage of mineral zone development and potential production, the claims are usually surveyed and patented. We anticipate that the Oro Dinero mineral claims would be surveyed and patented if we proceeded to an advanced exploration stage involving mineral zone development and potential production.

Location  of  the  Oro  Dinero  Mineral  Claims

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

The property covers gentle to moderate rolling hills with elevations ranging from 3,100 feet at the southeast corner of the property to over 3,600 feet on a north-south ridge near the western boundary. Intermittent flowing streams, such as Billy Springs adjacent to the eastern boundary may provide sufficient water for a test heap leaching operation. Additional water sources may be available from wells drilled near the Santa Maria River.

Geological  Report

We engaged Mr. Laurence Sookochoff, P.Eng. to prepare an initial geological evaluation report on the Oro Dinero mineral claims in September 2000 when the mineral claims were recorded. Laurence Sookochoff is the principal of Sookochoff Consultants, Inc. with offices in Vancouver, British Columbia. Mr. Sookochoff is a graduate of the University of British Columbia and holds a Bachelors of Science degree in Geology. He has been practicing in the field of Geology for the past thirty-five years and is registered and in good standing with the Association of Professional Engineers of British Columbia.

The purpose of the report was to summarize the information from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of a gold mining project on the mineral claims. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

Mr. Sookochoff updated this geological evaluation report in October 2001 to incorporate the results of phase one of the first stage of the recommended geological work program. This updated report is entitled Geological Evaluation Report on the Oro Dinero Claim Group and is dated October 25, 2001.

Exploration  History  of  the  Mineral  Claims

The history of the exploration of the mineral claims is summarized in the original geological report that we obtained from Mr. Sookochoff, P. Eng. The following summary of the exploration history of the mineral claims is based on Mr. Sookochoff's summary of this exploration history:

1. The Oro Dinero mineral claims were the subject of a heap leaching test in 1979 when a total of 500 tons of surface mineralized rock was stripped and gold extracted by leaching using cyanide;


2. Several of the mineralized rock showings on the Oro Dinero mineral claims were sampled in 1979;



                                  3 of 16

3. The northern portion of the Oro Dinero mineral claims were mapped, sampled and geochemically surveyed in 1980;

4. Mr. Sookochoff carried out a sampling program on the property covered by the Oro Dinero mineral claims in 1983;

5. Mr. Sookochoff carried out a limited sampling program of the main showings of the Oro Dinero mineral claims in 1998.

Geology  of  the  Mineral  Claims

The geological report identified gold mineralization on the Oro Dinero claims. The gold mineralization was present in zones of fracturing and alteration appearing vein-like in their surface trace. A vein is a fault, crack or fissure in a rock filled by minerals that have traveled upwards from some deep source. The geology of the property is such that the gold mineralization could be attributed to or associated with various geological scenarios. The report concluded that based on the encouraging samples results from prior exploration and the favorable geological setting of the Oro Dinero claim group, there is the potential for the delineation of adequate reserves of gold on which to base an economic gold production operation.

Recommendations  of  Geological  Report

In his original geological report, Mr. Sookochoff, P. Eng. recommended the completion of a three-stage geological work program on the Oro Dinero mineral claims.

The first stage of the exploration program was recommended to be comprised of the following phases:

     1. The first phase would be comprised of obtaining aerial photographs or satellite imagery data for the area to analyze the property for structural features that may control the mineral zones. This phase has been completed by us at a cost of $5,000;

     2. The second phase would be comprised of establishing a grid over the entire property for a control of the exploration programs and the completion of prospecting and detailed geological mapping and sampling over the property. This second phase is referred to as phase 1A in Mr. Sookochoff's updated geological report. The purpose of this phase would be to establish the geological reason for mineralization on the property. Large and small geological structures would be noted in addition to the type of alteration, alteration minerals, degree of alteration and the mineralization features. The estimated cost of this second phase of stage one is $7,500;

     3. The third phase of stage one would be comprised of geophysical surveys of the property. This third phase is referred to as phase 1B in Mr. Sookochoff's updated geological report. This survey would include a visit to the site of the mineral claims. The estimated cost of completion of the third phase of stage one is $37,500.

The second stage of the exploration program would be comprised of a diamond-drilling program to test the mineral zones and to obtain core samples to visually examine the geology of the bedrock hosting the mineralization. The drilling program would require access to the site of the mineral claims with drilling equipment. The estimated cost of completion of the second phase of the exploration program is $75,000.

The third stage of the exploration program would be comprised of a reverse circulation-drilling program to delineate the mineral zones as determined in the second stage. The initial holes should be drilled to twin a mineralized diamond drill hole in order to establish a common basis to determine the comparable mineralization factor in each hole. The estimated cost of completion of the third stage of the exploration program is $100,000



                                  4 of 16

The total cost for all three stages of the exploration program is estimated to be $225,000. We had a working capital deficit of $21,500 as of June 30, 2002. Accordingly, we will require additional financing in order to complete the full three stage exploration program.

The geological review and interpretations required in each stage of the exploration program would be comprised of review of the data acquired from each stage of the exploration program and an analysis of this data to assess the potential mineralization of the mineral claims. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review would be to determine if there is sufficient indication for the area to host mineralization to warrant additional exploration. Positive results of each stage of the exploration program would be required to justify continuing with the next stage of the exploration program. Such positive results would include the identification of the zones of mineralization.

Geological  Exploration  Program

We accepted the recommendations of the geological report and we have proceeded with the first phase of stage one of the recommended geological exploration program in our fiscal year ended June 30, 2002. As a result of the completion of this first phase, we received the updated geological report of Mr. Sookochoff dated October 25, 2001.

Mr. Sookochoff concluded in his updated geological report that the Oro Dinero claim group covers favourable geology and mineralization for a potentially economic gold deposit. Mr. Sookochoff also gave conclusions as to geological nature of this potential deposit. Based on this updated report, we determined to proceed to complete phase two of stage one of the geological exploration program.

We will make a determination whether to proceed with the third phase of stage one of the exploration program upon completion of second phase of stage one of the exploration program by Mr. Sookochoff and the review of the results of this second phase. In completing this determination, we will make an assessment as to whether the results of phase two of stage one are sufficiently positive to enable us to achieve the financing that will be necessary for us to proceed with phase three of stage one of the exploration program. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment.

Current  State  of  Exploration

Our mineral claims presently do not have any proven mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claim.

We have only recently commenced exploration of the mineral claim and exploration is currently in the preliminary stages. The status of our planned exploration program is discussed in detail below. Our planned exploration program is exploratory in nature and there is no assurance that mineral reserves will be proven.

Compliance  with  Government  Regulation

We will be required to conduct all mineral exploration activities in accordance with the Bureau of Land Management of the United States Department of the Interior.

We will be required to obtain a permit prior to the initiation of the second stage of the recommended exploration program as this stage will involve diamond drilling on the property. A plan of operation would be required to be submitted in connection with the permit application. It is estimated that it would take approximately two months to obtain the required permit at an estimated cost to us of $10,000.



                                  5 of 16

Employees

We have no employees other than Mr. William Asselstine, our president, secretary and treasurer.


We conduct our business largely through agreements with consultants and arms-length third parties.

Research  and  Development  Expenditures

We have not incurred any research or development expenditures since our incorporation.


Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We  do  not  own,  either  legally  or  beneficially,  any  patent or trademark.



ITEM  2.     DESCRIPTION  OF  PROPERTY.

We do not own or lease any property other than our interest in our Oro Dinero mineral claims, as described in Item 1 - Description of Business above.


ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending June 30, 2002.



                                  6 of 16

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our  shares  are  currently eligible for trading on the OTC Bulletin Board under the stock symbol NPZC. The Company's shares became eligible for trading in the second calendar quarter of 2002. There have been no trades to date. While our shares are eligible for trading on the OTC Bulletin Board, there is no assurance that a public market for our common stock will materialize.

Holders  of  Common  Stock

As of the date of October 7, 2002, there were 39 registered shareholders of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (A) we would not be able to pay our debts as they become due in the usual course of business; or

     (B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent  Issuances  of  Unregistered  Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 (the "Securities Act") during our fiscal year ended June 30, 2002. We have not issued any securities without registration pursuant to the Securities Act since June 30, 2002.


                                  7 of 16

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Our business plan is to proceed with the exploration of the Oro Dinero mineral claims to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. We have decided to proceed with the second phase of stage one of the exploration program recommended by the geological report. We anticipate that this phase of the recommended geological exploration program will cost approximately $7,500. We had $1,231 in cash reserves as of June 30, 2002 and a working capital deficit of $21,500 as of June 30, 2002. Accordingly, we will require additional financing in order to complete phase two of stage one. We have no arrangements at this time for such additional financing, although our president, Mr. William
Asselstine, has indicated that he will advance sufficient funds as a shareholders loan to enable us to complete this second phase of stage one. We will assess whether to proceed to the third phase of stage one of the recommended geological exploration program upon completion of an assessment of the results of phase two of stage one of the geological exploration program. In completing this determination, we will review the conclusions and recommendations that we receive from Mr. Sookochoff based on his geological review of the results of the second phase. We will also make an assessment as to whether the results of phase two are sufficiently positive to enable us to achieve the financing necessary for us to proceed with phase three of stage one of the exploration program.

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

RESULTS  OF  OPERATIONS

We did not earn any revenues during the year ended June 30, 2002. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $53,723 for the year ended June 30, 2002. These operating expenses included mineral property acquisition and exploration costs in the amount of $7,196 in connection with the Oro Dinero mineral claims. We also incurred professional fees in the amount of $40,419 that were attributable our corporate organization and our filing a registration statement with the Securities and Exchange Commission. We anticipate that our expenses on professional fees will increase on an ongoing basis as we are now a reporting company under the Securities Exchange Act of 1934.

We incurred a loss of $53,723 for the year ended June 30, 2002. Our loss was attributable entirely to our operating expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash of $1,231 as of June 30, 2002, and had working capital deficit of $21,500 as of June 30, 2002. Accordingly, we currently have insufficient working capital to complete phase two of stage one of our exploration program for the Oro Dinero mineral claim property without additional financing. Our current liabilities as of June 30, 2002 include accounts payable and accrued liabilities in the amount of $12,731 and a loan from Mr. William Asselstine, our sole officer and director, in the amount of $10,000. Mr. Asselstine has advanced to us an additional $20,000 subsequent to June 30, 2002 as additional loans payable.


                                  8 of 16

We anticipate that we will incur the following expenses over the next twelve months:

1. $7,500 in connection with the completion of the second phase of stage one of our recommended geological work program;

2. $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $27,500 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $17,500 will be incurred over the next nine months. Based on our working capital deficit of $21,500 as of June 30, 2002, we have insufficient cash resources to pay for our operating expenses over the next twelve months without additional financing. Our president, Mr. William Asselstine, has indicated that he will advance sufficient funds to us to cover the second stage of phase one if we are not successful in completing an equity financing to fund this work.

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

ITEM  7.     FINANCIAL  STATEMENTS.

Index  to  Financial  Statements:

1.   Auditors'  Report;

2.   Audited  Financial  Statements for the year ended June 30, 2002, including:

     a.   Balance  Sheets  as  at  June  30,  2001  and  2002;

     b.   Statement  of  Operations  for the years ended June 30, 2001 and 2002;

     c. Statement of Stockholders' Equity (Deficiency) for the years ended June 30, 2001 and 2002;

     d.   Statement  of  Cash  Flows for the years ended June 30, 2001 and 2002;

     e.   Notes  to  Financial  Statements.



                                  9 of 16

                             NEW PALTZ CAPITAL CORP.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2002

                               TABLE OF CONTENTS

                                                                            Page

INDEPENDENT  AUDITORS'  REPORT                                               1

FINANCIAL  STATEMENTS

Balance  Sheets                                                              2

Statements of Loss and Deficit Accumulated During the Development Stage      3

Statements  of  Stockholders'  Equity  (Deficiency)                          4

Statements  of  Cash  Flows                                                  5

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                       6  to  11

Dohan and Company                              700 North Kendall Drive, #200
Certified Public Accountants                      Miami, Florida  33156-7564
A Professional Association                        Telephone:  (305) 274-1366
                                                  Facsimile:  (305) 274-1368



                          INDEPENDENT AUDITORS' REPORT




To  the  Stockholders  and  Board  of  Directors
New  Paltz  Capital  Corp.
(A  Development  Stage  Company)


We have audited the accompanying balance sheet of New Paltz Capital Corp. (A Development Stage Company) as of June 30, 2002, and the related statements of loss and deficit accumulated during the development stage, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of New Paltz Capital Corp. as of June 30, 2001 and for prior years' cumulative amounts from development stage activities were audited by other auditors whose report dated August 24, 2001, expressed an unqualified opinion on those financial statements with an explanatory paragraph.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Paltz Capital Corp. (A Development Stage Company) at June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has no established source of revenue, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                       /s/  Dohan  and  Company
Miami, Florida                                     Certified Public Accountants

October  10,  2002

Member:
Florida  Institute  of  Certified  Public  Accountants
American  Institute  of  Certified  Public  Accountants
-     Private  Companies  and  SEC  Practice  Sections
Accounting  Group  International  -  Offices  in  Principal  Cities  World-Wide

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
BALANCE  SHEETS
================================================================================





June 30,                                       2002       2001
----------------------------------------------------------------
ASSETS

 Cash and cash equivalents                   $  1,231   $33,058
 Deferred tax asset less
  valuation allowance of
  20,978 and $2,618                                 -         -
                                             ---------  --------

               TOTAL ASSETS                  $  1,231   $33,058
================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)


LIABILITIES
 Accounts payable and accrued liabilities    $ 12,731   $   835
 Loan payable to related party (Note 4)        10,000         -
                                             ---------  --------
 Total liabilities                             22,731       835
                                             ---------  --------

COMMITMENTS AND CONTINGENCIES
(Notes 7 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY)
(NOTE 5)
 Common stock
   Authorized
     75,000,000  common shares
     with a par value
     of $0.001 per share
   Issued and outstanding
     for 2002 and 2001
     6,414,500  common shares                   6,414     6,414
 Additional paid-in capital                    33,536    33,536
 Deficit accumulated during
 the development stage                        (61,450)   (7,727)
                                             ---------  --------

 Total stockholders' equity (deficiency)      (21,500)   32,223
                                             ---------  --------

Total liabilities and
stockholders' equity (deficiency)            $  1,231   $33,058
================================================================



   The accompanying notes are an integral part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  LOSS  AND  DEFICIT  ACCUMULATED  DURING  THE  DEVELOPMENT  STAGE
================================================================================



                               For  the     For  the
                            year  ended   year ended       Cumulative
                              June  30,    June  30,            since
                                   2002         2001        inception
-----------------------------------------------------------------------

EXPENSES
 Consulting                       $    3,750   $        -   $    3,750
 Mineral property costs (Note 3)       7,196        3,500       10,696
 Office and sundry                       824           63          887
 Professional fees                    40,419        3,344       44,583
 Transfer agent                        1,534            -        1,534
                                  -----------  -----------  -----------

 Net loss before income
  taxes                              (53,723)     ( 6,907)     (61,450)
 Income taxes                              -            -            -
                                  -----------  -----------  -----------

Net loss                            ($53,723)     ($6,907)    ($61,450)
=======================================================================

Net loss per share (basic
and diluted)                      $    (0.01)  $    (0.00)  $    (0.01)
=======================================================================


Weighted average number of
 shares of common shares
 outstanding (basic and diluted)   6,414,500    5,173,697    4,920,989
=======================================================================




   The accompanying notes are an integral part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
================================================================================



                                            Common  Stock          Deficit
                                            -------------         Accumulated
                                                       Additional During the
                                    Per Share$/        Paid-In    Development
                                    Number     Amount  Capital    Stage     Total
------------------------------------------------------------------------------------
                                            -       -        -         -          -

Balance, March 14, 2000                     -  $    -  $     -  $      -   $      -

                                   ----------  ------  -------  ---------  ---------
 Net loss for the period ended              -       -        -      (820)      (820)


Balance, June 30, 2000                      -       -        -      (820)      (820)

                                   $    .001/
Issuance of common stock for cash   5,000,000   5,000        -         -      5,000
                                   $     .01/
Issuance of common stock for cash   1,200,000   1,200   10,800         -     12,000
                                   $     .10/
Issuance of common stock for cash      64,500      64    6,386         -      6,450
                                   $     .11/
Issuance of common stock for cash     150,000     150   16,350         -     16,500

 Net loss for the year ended                -       -        -    (6,907)    (6,907)
                                   ----------  ------  -------  ---------  ---------

Balance, June 30, 2001              6,414,500   6,414   33,536    (7,727)    32,223

 Net loss for the year ended                -       -        -   (53,723)   (53,723)
                                   ----------  ------  -------  ---------  ---------

Balance, June 30, 2002              6,414,500  $6,414  $33,536  $(61,450)  $(21,500)
====================================================================================




   The accompanying notes are an integral part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
================================================================================







                                          For  the   For  the
                                        year ended year ended  Cumulative
                                          June 30,   June 30,       since
                                              2002       2001   inception
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                                 $(53,723)  $(6,907)  $(61,450)

 Change in non-cash
  working capital item:
   Increase in accounts payable
    and accrued liabilities                 11,896        15     12,731
                                          ---------  --------  ---------

 Net cash used in operating
  activities                               (41,827)   (6,892)   (48,719)
                                          ---------  --------  ---------


CASH FLOWS FROM FINANCING
ACTIVITIES
 Issuance of common stock
  for cash                                       -    39,950     39,950
 Loan payable to related party              10,000         -     10,000
                                          ---------  --------  ---------

 Net cash provided by
 financing activities                       10,000    39,950     49,950
                                          ---------  --------  ---------


Increase (decrease) in cash
for the period                             (31,827)   33,058      1,231


Cash, beginning of period                   33,058         -          -
                                          ---------  --------  ---------


Cash, end of period                       $  1,231   $33,058   $  1,231

================================================================================

Cash paid during the period for interest  $      -   $     -   $      -
================================================================================


Cash paid during the
period for income taxes                   $      -   $     -   $      -

================================================================================




The  accompanying  notes  are  an  integral  part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
JUNE  30,  2002
================================================================================



1.     HISTORY  AND  ORGANIZATION  OF  THE  COMPANY


The Company was incorporated on March 14, 2000 under the laws of the State of Nevada.

The Company is in the business of the exploration of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable and therefore is considered to be a development stage company.



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Financial  statements  presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant account policies adopted by the Company are as follows:

Use  of  estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign  currency  translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Mineral  property  and  exploration  costs

Costs  of  acquisition  and  exploration  are  expensed  as  incurred.

Environmental  requirements

The Company is not aware of any environmental requirements or liabilities related to mineral properties (Note 3) and therefore an estimate of any future cost has not been made.

Net  loss  per  common  share  (basic  and  diluted)

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the year. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
JUNE  30,  2002
================================================================================

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

Income  taxes

The  Company  follows  Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Advertising

Advertising  costs  will  be  expensed  as  incurred.

Fair  value  of  financial  instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and loan payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Recent  accounting  pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business
Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. SFAS 142 is required to be adopted for fiscal years beginning after December 31, 2001.

In July 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted for fiscal years beginning after December 15, 2001.

In April 2002, FASB issued No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
JUNE  30,  2002
================================================================================

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (cont'd  )

Recent  accounting  pronouncements  (cont'd  )


In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

3.     MINERAL  PROPERTY  INTEREST

During the year ended June 30, 2001, the Company acquired a 100% interest in eight mineral claims for cash consideration of $3,500. The claims are located in the Eureka Mining District of Yavapai County in the State of Arizona.

4.     LOAN  PAYABLE  TO  RELATED  PARTY

The loan payable of $10,000 due to a company owned by the President of the Company and his relatives is unsecured, bears interest at 6% per annum and matures on March 22, 2003.

5.     STOCKHOLDERS'  EQUITY  (DEFICIENCY)

On August 15, 2000, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000.

On November 10, 2000, the Company issued 1,200,000 shares of common stock for cash proceeds of $12,000.

On January 25, 2001, the Company issued 64,500 shares of common stock for cash proceeds of $6,450.

On May 5, 2001, the Company issued 150,000 shares of common stock for cash proceeds of $16,500.

Common  shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional  paid-in  capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
JUNE  30,  2002
================================================================================


6.     INCOME  TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:


================================================================================
                                            2002       2001
Net loss for the year ended               $(53,723)  $(6,907)
================================================================================
Expected income tax recovery              $ 18,266   $ 2,373
Unrecognized benefit of operating losses   (18,266)   (2,373)
                                          ---------  --------
Actual income tax recovery                $      -   $     -
================================================================================
The significant components of the Company's future income taxes assets are as follows:
================================================================================
Future  income  tax  assets:

 Operating  loss  carryforwards          $  20,978
                                         ----------

                                            20,978
Valuation  allowance                       (20,978)
                                          ---------

Net  future  income  tax  asset          $       -
================================================================================

The Company has available for deduction against future taxable income operating losses of approximately $62,000. These losses, if not utilized, will expire commencing in 2020. Future tax benefits which may arise as a result of these operating losses have not been recognized in these financial statements.

7.     COMMITMENTS  AND  CONTINGENCIES

The Company is required to pay approximately $2,000 annually to maintain its mineral property interest in good standing with the State of Arizona (Note 3).

8.     GOING  CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

================================================================================

                                                             2002          2001
--------------------------------------------------------------------------------

Working  capital  (deficiency)                          $  (21,500)    $  32,223
Deficit  accumulated  during  the  development  stage      (61,450)      (7,727)
================================================================================

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Expressed  in  United  States  Dollars)
JUNE  30,  2002
================================================================================



9.     SEGMENTED  INFORMATION

The Company operates in one business, being the exploration of mineral properties, in the United States of America.


10.     SUBSEQUENT  EVENTS

On July 12, 2002, the Company received a loan of $10,000 from a company owned by the President of the Company and his relatives. The loan is unsecured, bears interest at a rate of 6% per annum and matures on July 12, 2003.

On September 26, 2002, the Company received a loan of $10,000 from a company owned by the President of the Company and his relatives. The loan is unsecured, bears interest at a rate of 6% per annum and matures on September 26, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Morgan & Company, Chartered Accountants, (the "Former Accountant"), our former independent accountant, resigned as our principal independent accountant effective September 30, 2002. We engaged Dohan & Company, Certified Public Accountants, as our principal independent accountant effective September 30, 2002. The decision to change principal independent accountants was approved by our board of directors.

The Former Accountant's report dated August 24, 2001 on our balance sheets as at June 30, 2001 and 2000, and statements of operations and deficit, cash flows and stockholders' equity for the periods ended June 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as indicated in the following paragraph extracted from the Former Auditor's report:

"Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company has incurred a net loss of $7,727 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern."

In connection with the audits of the two periods ended June 30, 2001 and 2000 and the subsequent interim period through to September 30, 2002, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in its report on the financial statements for such year.

In connection with the audits of the two periods ended June 30, 2001 and 2000 and the subsequent interim period through to September 30, 2002, the Former Accountant did not advise us with respect to any of the matters described in paragraphs (a)(1)(iv)(B)(1) through (3) of Item 304 of Regulation S-B.

We provided the Former Accountant with a copy of the foregoing disclosures and requested in writing that the Former Accountant furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from the Former Accountant and a copy of the letter was filed as an exhibit to our Current
Report on Form 8-K filed with the United States Securities and Exchange Commission on October 3, 2002.




                                  10 of 16

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 7, 2002 are as follows:

DIRECTORS:


Name  of  Director               Age
----------------------          -----
William  J.  Asselstine          58

EXECUTIVE  OFFICERS:

Name  of  Officer                Age          Office
--------------------            -----         -------
William  J.  Asselstine          58           President, Secretary
                                              and Treasurer

Set forth below is a brief description of the background and business experience of Mr. William Asselstine, our sole executive officer and director, for the past five years.

Mr. William J. Asselstine is our president, secretary and treasurer and is our sole director. Mr. Asselstine has been our president, secretary and treasurer and our sole director since March 14, 2000. Mr. Asselstine was the director of real estate operations for NTG Clarity Networks Inc. from June 2001 to May 2002. Mr. Asselstine was director of real estate operations for Javelin Connections Inc. from December 2000 to May 2001. Mr. Asselstine was a building access specialist with AT&T Canada Inc. from November 1998 to November 2000. Each of NTG Clarity Networks, Javelin Connections and AT&T Canada is a company engaged in the business of telecommunications. Mr. Asselstine was a senior negotiator for Colliers International, an international commercial real estate brokerage and property management business headquartered in Vancouver, British Columbia, from March 1980 to October 1998. Mr. Asselstine served as an officer and director of various companies engaged in the businesses of mineral and oil and gas exploration whose shares were traded on the Vancouver Stock Exchange during the period from the late 1970's to 1985. These companies included Boulder Mountain Resources Ltd., The Bullet Group Inc., Maple Leaf Petroleum Ltd., Rio Blanco Resources Ltd., Warwick Petroleum Ltd., Wildrose Petroleum Ltd., Fairmile Gold Corp., Buffalo Resources Ltd., Canadian Cariboo Resources Ltd., Rich Capital Corp. and Xing Hai Resources Ltd.

Mr. Asselstine, our sole director, officer and employee, possesses no professional training or technical credentials in the exploration, development and operations of metal mines. Mr. Asselstine received his Bachelor of Arts with a commerce major from Simon Fraser University in Vancouver, British Columbia, Canada. Over the past year, Mr. Asselstine has spent approximately 10% of his business time on the affairs of the New Paltz. Mr. Asselstine is not involved as a director or officer of any other company at this time.

Term  of  Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than Mr. Asselstine, our sole officer and director.



                                  11 of 16

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2002 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                                 Known Failures
                                    Number       Transactions    To File
                                    Of Late      Not Timely      a Required
Name and Princeton Position         Report       Reported        Form

--------------------------------------------------------------------------------
WILLIAM J. ASSELSTINE, Director     One          None            None
President, Secretary, Treasurer
CEO  and  CFO
--------------------------------------------------------------------------------



ITEM  10.     EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

The table below summarizes all compensation awarded to, earned by, or paid to Mr. William Asselstine, our sole director and executive officer (our "named executive officer") for all services rendered in all capacities to us for each of our fiscal periods since inception.


                        Summary Compensation Table
--------------------------------------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual                          Other
                                           Com-                             Com-
                                           pen-   Restricted                pen-
                                           sa-    Stock  Options/   LTIP    sa-
Name        Title      Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----        -----      ---- -------- ----- ------ ------- ------- --------- ----
William     President, 2002     $0     0     0       0       0       0       0
Asselstine  Secretary, 2001     $0     0     0       0       0       0       0
            Treasurer
            & Director


STOCK  OPTION  GRANTS

We  did  not  grant any stock options to our named executive officers during our most recent fiscal year ended June 30, 2002. We have also not granted any stock options to our named executive officer since June 30, 2002.

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

No stock options were exercised by our named executive officer during the financial year ended June 30, 2002. No stock options have been exercised by our named executive officer since June 30, 2002.

COMPENSATION  AGREEMENTS

We currently do not pay any compensation to Mr. William Asselstine, our sole executive officer and director, in consideration for the management services he provides to us.


                                  12 of 16

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 7, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
Title  of           Name and address       Number of Shares    Percentage  of
class               of beneficial owner    of Common Stock     Common Stock(1)
--------------      -------------------    -----------------   ---------------
Common  Stock       William J. Asselstine   5,000,000 shares   77.9%
                    Director,  President,
                    Secretary  &  Treasurer
                    2360  Palmerston  Avenue
                    Vancouver,  BC,  Canada

Common  Stock       Directors and Officers  5,000,000 shares   77.9%
                    As a Group (1  Person)
--------------------------------------------------------------------------------

(1) Based on a total of 6,414,500 shares of our common stock issued and outstanding as of October 7, 2002.

--------------------------------------------------------------------------------

It is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-    Any  of  our  directors  or  officers;
-    Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-    Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. William Asselstine, our sole officer and director, has been our sole promoter since our inception. Mr. Asselstine has acquired 5,000,000 shares of our common stock at a price of $0.001 US per share. Mr. Asselstine paid a total purchase price of $5,000 for these shares. Mr. Asselstine purchased these shares on August 15, 2000. Other than the purchase of his stock Mr. Asselstine has not entered into any agreement with us in which he is to receive from us or provide to us any thing of value.



                                  13 of 16

Mr. Blake W. Asselstine, the adult son of Mr. William Asselstine, purchased 100,000 shares of our common stock at a price of $0.01 per share on November 10, 2000 for an aggregate purchase price of $1,000.

Mr. Ian James Asselstine, the adult son of Mr. William Asselstine, purchased 100,000 shares of our common stock at a price of $0.01 per share on November 10, 2000 for an aggregate purchase price of $1,000.

Mr. James W. Asselstine, the father of Mr. William Asselstine, purchased 150,000 shares of our common stock at a price of $0.11 per share on May 5, 2001 for an aggregate purchase price of $16,500.

Mr. William Asselstine has advanced to us loans payable in the aggregate amount of $30,000, of which $10,000 was advanced as of June 30, 2002 and $20,000 was advanced subsequent to June 30, 2002. All amounts advanced are unsecured, bear interest at the rate of 6% per annum and are due on the date that is one year from the date of advance. The proceeds of the loans were applied to our working capital deficiency.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits


EXHIBIT  NUMBER          DESCRIPTION
---------------          ---------------------
 3.1                     Articles  of  Incorporation  (1)
 3.2                     By-Laws,  as  amended  (1)
 4.1                     Share  Certificate  (1)
99.1                     Certification of Chief Executive Officer
                         and Chief Financial Officer
                         pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

--------------------------------------------------------------------------------

     (1) Filed as an exhibit to the Registrant's Form SB-2 registration statement originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
     (2)  Filed  as  an  exhibit  to  this  Annual  Report  on  Form  10-KSB


(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended June 30, 2002.

The  following  reports  on  Form  8-K  have  been  filed  since  June 30, 2002.

Date of Form 8-K     Date of Filing with the SEC   Description of the Form 8-K
------------------   ---------------------------   ---------------------------
September 30, 2002   October 3, 2002               Disclosure of Change of
                                                   Independent Auditor from
                                                   Morgan & Company, Chartered
                                                   Accountants to Dohan And
                                                   Company, Certified  Public
                                                   Accountants.



                                  14 of 16

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NEW  PALTZ  CAPITAL  CORP.


By:    /s/ William  J.  Asselstine
     ___________________________________
     William J. Asselstine, President and Chief Executive Officer
     Director
     Date:     October  10,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:    /s/ William J. Asselstine
     ___________________________________
     William J. Asselstine, President and Chief Executive Officer Treasurer and Chief Financial Officer
     (Principal  Executive  Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     October  10,  2002

                                 CERTIFICATIONS

I, WILLIAM J. ASSELSTINE, Chief Executive Officer and Chief Financial Officer, certify that;

1.   I  have  reviewed  this  annual  report  on Form10-KSB of New Paltz Capital
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:  October  10,  2002          /s/ William J. Asselstine
                                   ___________________________________
                                   (Signature)

                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer
                                   ___________________________________
                                   (Title)