Form 10QSB
period 2002-09-30
NEW PALTZ CAPITAL CORP
filed 2002-11-15
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period                    to
                                       ------------------



          Commission  File  Number          000-49661
                                            ---------

                             NEW PALTZ CAPITAL CORP.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                   88-0490890
--------------------------------        -----------------------
(State or other jurisdiction of         (IRS Employer
incorporation  or  organization)        Identification No.)


2360  PALMERSTON  AVENUE
VANCOUVER,  BRITISH  COLUMBIA,  CANADA   V7V  2W1
--------------------------------------   -----------
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                  604-926-2859
                                         ------------

                              Not  Applicable
                              ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,414,500 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 8, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                             NEW PALTZ CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)



                              FINANCIAL STATEMENTS
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                               SEPTEMBER 30, 2002

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
BALANCE  SHEETS
(Unaudited  -  Prepared  by  Management)
================================================================================





                                  September  30,   June  30,
                                           2002        2002
--------------------------------------------------------------------------------

ASSETS


CURRENT ASSETS
 Cash and cash equivalents             $ 11,927   $  1,231
 Deferred tax asset less valuation
 allowance of $36,134 and $20,978             -          -
                                       ---------  ---------

TOTAL ASSETS                           $ 11,927   $  1,231
===========================================================


LIABILITIES AND DEFICIENCY IN ASSETS


LIABILITIES
 Accounts payable and
 accrued liabilities                   $ 15,157   $ 12,731
 Loans payable to related
 party (Note 4)                          30,000     10,000
                                       ---------  ---------

 Total liabilities                       45,157     22,731
                                       ---------  ---------


COMMITMENT (Note 6)


DEFICIENCY IN ASSETS
 Common stock (Note 5)
   Authorized
     75,000,000  common shares
     with a par value of
     $0.001 per share
   Issued and outstanding
     6,414,500  common shares             6,414      6,414
 Additional paid-in capital              33,536     33,536
 Deficit accumulated during
  the development stage                 (73,180)   (61,450)
                                       ---------  ---------

 Total deficiency in assets             (33,230)   (21,500)
                                       ---------  ---------

TOTAL LIABILITIES AND DEFICIENCY
IN ASSETS                              $ 11,927   $  1,231
===========================================================


   The accompanying notes are an integral part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  LOSS
(Unaudited  -  Prepared  by  Management)
================================================================================




                                      Cumulative
                                         Amounts
                                            From
                                    Inception on
                                       March  14,   Three-Month   Three-Month
                                        2000  to  Period  Ended  Period Ended
                                    September 30, September 30, September 30,
                                             2002          2002          2001
                                       -----------  -----------  ------------
EXPENSES
 Consulting                            $    7,500   $    3,750   $        -
 Mineral property costs (Note 3)           11,813        1,117        2,196
 Office and sundry                          1,394          507            -
 Professional fees                         50,334        5,751        1,556
 Transfer agent                             2,139          605            -
                                       -----------  -----------  -----------

Net loss before income taxes              (73,180)     (11,730)      (3,752)

Provision for income taxes                      -            -            -
                                       -----------  -----------  -----------

NET LOSS                               $  (73,180)  $  (11,730)  $   (3,752)
================================================================================


BASIC AND DILUTED NET LOSS PER SHARE   $    (0.01)  $    (0.01)  $    (0.01)
================================================================================


WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                   5,043,871    6,414,500    6,414,500
================================================================================








   The accompanying notes are an integral part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENT  OF  DEFICIENCY  IN  ASSETS
(Unaudited  -  Prepared  by  Management)
================================================================================




                                                                                    Deficit
                                       Common Share                                 Accumulated
                              ---------------------------------------               During
                                                                      Additional    the
                                Price per         Number                Paid-In     Development
                                    Share     of  Shares     Amount     Capital     Stage     Total
                             ----------------------------------------------------------------------


BALANCE,
MARCH 14, 2000 (INCEPTION)                           -  $        -  $     -  $      -   $      -

 Loss for the period ended                           -           -        -      (820)      (820)
                                            -------------------------------------------------------


BALANCE,
JUNE 30, 2000                                        -           -        -      (820)      (820)

 Issuance of common
 stock for cash              $    0.001      5,000,000       5,000        -         -      5,000


 Issuance of common
 stock for cash                    0.01      1,200,000       1,200   10,800         -     12,000

 Issuance of common
 stock for cash                    0.10         64,500          64    6,386         -      6,450

 Issuance of common
 stock for cash                    0.11        150,000         150   16,350         -     16,500

 Loss for the year ended                             -           -        -    (6,907)    (6,907)
                                            -------------------------------------------------------


BALANCE,
JUNE 30, 2001                                6,414,500       6,414   33,536    (7,727)    32,223

 Loss for the year ended                             -           -        -   (53,723)   (53,723)
                                            -------------------------------------------------------

BALANCE,
JUNE 30, 2002                                6,414,500       6,414   33,536   (61,450)   (21,500)

 Loss for the period ended                           -           -        -   (11,730)   (11,730)
                                            -------------------------------------------------------

BALANCE,
SEPTEMBER 30, 2002                           6,414,500  $    6,414  $33,536  $(73,180)  $(33,230)
===================================================================================================





   The accompanying notes are an integral part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Unaudited  -  Prepared  by  Management)
================================================================================





                                                Cumulative
                                                   Amounts
                                                      From
                                              Inception on
                                                 March  14,   Three-Month   Three-Month
                                                  2000  to  Period  Ended  Period Ended
                                              September 30, September 30, September 30,
                                                       2002       2002          2001
                                           ----------------  ---------  ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES
 Loss for the period                              $(73,180)  $(11,730)  $(3,752)

 Change in non-cash
  working capital item:
   Increase (decrease) in
    accounts payable and
    accrued liabilities                            15,157      2,426      (835)
                                           ----------------  ---------  ---------

  Net cash used in
   development stage activities                   (58,023)    (9,304)   (4,587)
                                           ----------------  ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common
  stock for cash                                    39,950          -         -
 Proceeds from loan
  payable to related party                          30,000     20,000         -
                                           ----------------  ---------  ---------

 Net cash provided
  by financing activities                           69,950     20,000         -
                                           ----------------  ---------  ---------


INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS
FOR THE PERIOD                                      11,927     10,696    (4,587)


CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                      -      1,231    33,058
                                                  ---------  ---------  --------


CASH AND CASH EQUIVALENTS,
END OF PERIOD                                     $ 11,927   $ 11,927   $28,471
================================================================================


CASH PAID DURING
THE PERIOD FOR INTEREST                           $      -   $      -   $     -

================================================================================

CASH PAID DURING THE
PERIOD FOR INCOME TAXES                           $      -   $      -   $     -
================================================================================








   The accompanying notes are an integral part of these financial statements.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited  -  Prepared  by  Management)
SEPTEMBER  30,  2002
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

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the three month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending June 30, 2003.


2.     GOING  CONCERN

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of capital stock and borrowings from related parties. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

--------------------------------------------------------------------------------
                                  September 30,        June 30,
                                          2002            2002
--------------------------------------------------------------------------------
Working  capital  (deficiency)     $  (33,230)     $  (21,500)
Deficit  accumulated  during
 the  development stage               (73,180)        (61,450)
================================================================================


3.     MINERAL  PROPERTY  INTEREST

During the year ended June 30, 2001, the Company acquired a 100% interest in eight mineral claims for cash consideration of $3,500. The claims are located in the Eureka Mining District of Yavapai County in the State of Arizona.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited  -  Prepared  by  Management)
SEPTEMBER  30,  2002
================================================================================



4.     LOANS  PAYABLE  TO  RELATED  PARTY

On March 22, 2002, the Company received a loan $10,000 from a company owned by the President of the Company and his relatives. The loan is unsecured, bears interest at a rate of 6% per annum and matures on March 22, 2003.

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


5.     COMMON  STOCK

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


6.     COMMITMENT

The Company is required to pay approximately $2,000 annually to maintain its mineral property interest in good standing with the State of Arizona.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

RECOMMENDED  EXPLORATION  PROGRAM  ON  THE  ORO  DINERO  MINERAL  CLAIMS.

We obtained an updated report on the Oro Dinero mineral claims in October 2001. This geological report was prepared by Mr. Laurence Sookochoff, P.Eng. and recommends the completion of a three-stage geological work program on the Oro Dinero mineral claims.

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

Our business plan is to proceed with the exploration of the Oro Dinero mineral claims to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. We have decided to proceed with the second phase of stage one of the exploration program recommended by the geological report. We anticipate that this phase of the recommended geological exploration program will cost approximately $7,500. We had $11,927 in cash reserves as of September 30, 2002 and a working capital deficit of $33,230 as of September 30, 2002. Accordingly, we will require additional financing in order to complete phase two of stage one. We have no arrangements at this time for such additional financing, although our president, Mr. William Asselstine, has indicated that he will arrange for the advance of sufficient funds to enable us to complete this second phase of stage one.

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

If we complete stage one of our exploration program, we will assess whether to proceed to the second stage of the recommended geological exploration program upon completion of an assessment of the results of the first stage of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of the first stage are sufficiently positive to enable us to achieve the financing necessary to proceed with the second stage of the exploration program. This assessment will include an assessment of our cash reserves after the completion of stage one and the market for financing of mineral exploration projects at the time of our assessment.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the three months ended September 30, 2002. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $11,730 for the three months ended September 30, 2002. These operating expenses included mineral property acquisition and exploration costs in the amount of $1,117 in connection with the Oro Dinero mineral claims. We also incurred professional fees in the amount of $5,751 that were primarily attributable to our ongoing reporting requirements with the Securities and Exchange Commission and the Securities Exchange Act of 1934. We anticipate that our expenses on professional fees will be ongoing as we are now a reporting company under the Securities Exchange Act of 1934.

We incurred a loss of $11,730 for the three months ended September 30, 2002. Our loss was attributable entirely to our operating expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash of $11,927 as of September 30, 2002, and had working capital deficit of $33,230 as of September 30, 2002. Accordingly, we currently have insufficient working capital to complete phase two of stage one of our exploration program for the Oro Dinero mineral claim property without additional financing. Our current liabilities as of September 30, 2002 include accounts payable and accrued liabilities in the amount of $15,157 and loans from a private company in which our president, Mr. William Asselstine, has an ownership interest totalling $30,000 of which $20,000 was advanced during our first quarter ended September 30, 2002 in order to enable us to sustain our operations.

We anticipate that we will incur the following expenses over the next twelve months:

     1. $7,500 in connection with the completion of the second phase of stage one of our recommended geological work program;

     2. $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $27,500 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $17,500 will be incurred over the next nine months. Based on our working capital deficit of $33,230 as of September 30, 2002, we have insufficient cash resources to pay for our operating expenses over the next twelve months without additional financing. Our president, Mr. William Asselstine, has indicated that he will arrange for the advance sufficient loans to us to cover the second stage of phase one if we are not successful in completing an equity financing to fund this work.

We will require additional funding in our second quarter ending December 31, 2002. Additional financing is required to complete, but not to begin, phase two of stage one. In the event that we decide to proceed with the third phase of stage one of the exploration program, we anticipate additional program costs of $37,500. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or loans arranged by our principal shareholder, Mr. William Asselstine. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or loans to fund phases two or three of stage one of the exploration program. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William Asselstine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART  II  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.


ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         -----------------------------------------------------------------
99.1           Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer  pursuant  to  pursuant  to  18  U.S.C.  Section 1350, as adopted  pursuant  to  Section  906  of the Sarbanes-Oxley Act of
               2002(1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

We filed the following Current Reports on Form 8-K subsequent to September 30, 2002.

DATE OF FORM 8-K     DATE OF FILING WITH THE SEC     DESCRIPTION OF THE FORM 8-K
----------------     ---------------------------     ---------------------------
September 30, 2002   October 3, 2002                 Disclosure of Change of
                                                     Independent Auditor  from
                                                     Morgan  &  Company,
                                                     Chartered  Accountants  to
                                                     Dohan & Company, Certified
                                                     Public  Accountants
                                                     effective  September  30,
                                                     2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW  PALTZ  CAPITAL  CORP.

Date:     NOVEMBER  12,  2002



By:  /s/ WILLIAM  ASSELSTINE
     -------------------------------------
     WILLIAM  ASSELSTINE,
     PRESIDENT,  SECRETARY,  TREASURER  AND  DIRECTOR
     CHIEF  EXECUTIVE  OFFICER  AND  CHIEF  FINANCIAL  OFFICER
     (PRINCIPAL  EXECUTIVE  OFFICER)
     (PRINCIPAL  ACCOUNTING  OFFICER)

                                 CERTIFICATIONS

I, WILLIAM J. ASSELSTINE, Chief Executive Officer and Chief Financial Officer of New Paltz Capital Corp. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of New Paltz Capital Corp.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November  12,  2002        /s/ WILLIAM ASSELSTINE
                                   ___________________________________
                                   (Signature)
                                   PRESIDENT,  SECRETARY  AND  TREASURER
                                   CHIEF  EXECUTIVE  OFFICER  AND
                                   CHIEF  FINANCIAL  OFFICER
                                   ___________________________________
                                   (Title)