Form 10QSB
period 2002-12-31
NEW PALTZ CAPITAL CORP
filed 2003-02-19
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  December  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ___________ to


          Commission  File  Number          000-49661
                                            ---------

                             NEW PALTZ CAPITAL CORP.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                              88-0490890
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

2360 Palmerston Avenue
West Vancouver, British Columbia, Canada            V7V 2W1
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     604-763-4880
                                                    ------------

                                Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [ ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,414,500 Shares of $.001 par value Common Stock outstanding as of February 12, 2003.

                         PART 1 - FINANCIAL INFORMATION


Item 1.          Financial Statements

                             NEW PALTZ CAPITAL CORP.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                   (Unaudited)


                                DECEMBER 31, 2002

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEETS


================================================================================
                                                       December 31,    June 30,
                                                               2002        2002
                                                        (Unaudited)
--------------------------------------------------------------------------------

ASSETS


Current assets
  Cash and cash equivalents                            $        -     $   1,231
  Deferred tax asset less valuation
   allowance of $23,917 and $20,978                             -             -
                                                       -----------    ----------

Total assets                                           $        -     $   1,231
================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities
  Bank overdraft                                       $      208     $       -
  Accounts payable and accrued liabilities                  9,565        12,731
  Loans payable to related party (Note 4)                  30,000        10,000
                                                       -----------    ----------


  Total current liabilities                                39,773        22,731
                                                       -----------    ----------


Commitment (Note 6)

Deficiency in Assets
  Common stock (Note 5)
    Authorized
      75,000,000 common shares with a par value
       of $0.001 per share
    Issued and outstanding
       6,414,500  common shares (June 30, 2002
         - 6,414,500)                                       6,414         6,414
  Additional paid-in capital                               33,536        33,536
  Deficit accumulated during the development stage        (79,723)      (61,450)
                                                       -----------    ----------


  Total deficiency in assets                              (39,773)      (21,500)
                                                       -----------    ----------


Total liabilities and deficiency in assets             $        -     $   1,231
================================================================================




   The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


=================================================================================================
                                  Cumulative
                                Amounts From
                                Inception on
                                    March 14,  Three Month  Three Month    Six Month    Six Month
                                     2000 to  Period Ended Period Ended Period Ended Period Ended
                                 December 31, December 31, December 31, December 31, December 31,
                                        2002         2002         2001         2002         2001
-------------------------------------------------------------------------------------------------

EXPENSES
 Consulting                        $    7,500   $        -   $        -   $    3,750   $       -
 Mineral property costs (Note 3)       11,813            -        5,000        1,117       7,196
 Office                                 2,318          924           25        1,431          25
 Professional fees                     55,953        5,619       22,331       11,370      23,887
 Transfer agent                         2,139            -        1,394          605       1,394
                                   -----------  -----------  -----------  -----------  ----------
Net loss before income taxes          (79,723)      (6,543)     (28,750)     (18,273)    (32,502)
Provision for income taxes                  -            -            -            -           -
                                   -----------  -----------  -----------  -----------  ----------
Net Loss                           $  (79,723)  $   (6,543)  $  (28,750)  $  (18,273)  $ (32,502)
=================================================================================================

Basic and diluted loss per share                $    (0.00)  $    (0.00)  $    (0.00)  $   (0.01)
=================================================================================================


Weighted average number
 of shares outstanding                           6,414,500    6,414,500    6,414,500    6,414,500
=================================================================================================






   The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS'EQUITY (DEFICIENCY IN ASSETS)
(Unaudited)


=================================================================================================
                                           Common Share                         Deficit
                                 -------------------------------             Accumulated
                                                                 Additional  During the
                                  Price per    Number               Paid-In  Development
                                      Share  of Shares    Amount    Capital      Stage     Total
-------------------------------------------------------------------------------------------------

Balance, March 14, 2000                              -    $    -  $      -   $      -   $      -

 Net loss for the period ended                       -         -         -       (820)      (820)
                                             ----------  -------  ---------  ---------  ---------

Balance, June 30, 2000                               -         -         -       (820)      (820)

 Issuance of common stock
  for cash                       $   0.001   5,000,000     5,000         -          -      5,000
 Issuance of common stock
  for cash                           0.01    1,200,000     1,200    10,800          -     12,000
 Issuance of common stock
  for cash                           0.10       64,500        64     6,386          -      6,450
 Issuance of common stock
  for cash                           0.11      150,000       150    16,350          -     16,500

 Net loss for the year ended                         -         -         -     (6,907)    (6,907)
                                             ----------  -------  ---------  ---------  ---------

Balance, June 30, 2001                       6,414,500     6,414    33,536     (7,727)    32,223

 Net loss for the year ended                         -         -         -    (53,723)   (53,723)
                                             ----------  -------  ---------  ---------  ---------

Balance, June 30, 2002                       6,414,500     6,414    33,536    (61,450)   (21,500)

 Net loss for the period ended                       -         -         -    (18,273)   (18,273)
                                             ----------  -------  ---------  ---------  ---------

Balance, December 31, 2002                   6,414,500   $ 6,414  $ 33,536   $(79,723)  $(39,773)
=================================================================================================




   The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


===============================================================================
                                        Cumulative
                                      Amounts From
                                      Inception on
                                          March 14,     Six Month     Six Month
                                            2000 to  Period Ended  Period Ended
                                       December 31,  December 31,  December 31,
                                               2002          2002          2001
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                   $ (79,723)   $ (18,273)   $ (32,502)

 Change in non-cash working
  capital item:
   Increase (decrease) in accounts
    payable and accrued liabilities            9,565       (3,166)       9,900
                                           ----------   ----------   ----------

 Net cash used by operating activities       (70,158)     (21,439)     (22,602)
                                           ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank indebtedness                               208          208            -
 Issuance of common stock for cash            39,950            -            -
 Proceeds from loans payable to
  related party                               30,000       20,000            -
                                           ----------   ----------   ----------

 Net cash provided by financing
  activities                                  70,158       20,208            -
                                           ----------   ----------   ----------

Decrease in cash and cash equivalents
 for the period                                    -       (1,231)     (22,602)

Cash and cash equivalents, beginning
 of period                                         -        1,231       33,058
                                           ----------   ----------   ----------

Cash and cash equivalents, end of period   $       -    $       -    $  10,456
===============================================================================

Cash paid during the period for interest                $       -    $       -
===============================================================================

Cash paid during the period for income
 taxes                                                  $       -    $       -
===============================================================================






   The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO  FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2002


===============================================================================

1.     HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on March 14, 2000, under the laws of the State of Nevada.

The Company is in the business of the exploration of mineral properties. The Company has not yet determined whether its properties contain mineral resources that may be economically recoverable and therefore is considered to be a development stage company.

The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the six month period ended December 31, 2002, are not necessarily indicative of the results to be expected for the year ending June 30, 2003.


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

The operations of the Company have primarily been funded by the issuance of capital stock and borrowings from related parties. Continued operations are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.


==========================================================================
                                                   December 31,   June 30,
                                                          2002       2002
--------------------------------------------------------------------------

Working capital (deficiency)                       $(39,773)     $(21,500)
Deficit accumulated during the development stage    (79,723)      (61,450)
==========================================================================



3.     MINERAL PROPERTY INTEREST

During the year ended June 30, 2001, the Company acquired a 100% interest in eight mineral claims for cash consideration of $3,500. The claims are located in the Eureka Mining District of Yavapai County in the State of Arizona.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2002

================================================================================


4.     LOANS PAYABLE TO RELATED PARTY

On March 22, 2002, the Company received a loan of $10,000 from a company owned by the president of the Company and his relatives. The loan is unsecured, bears interest at a rate of 6% per annum and matures on March 22, 2003.

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

Accrued interest on the loans payable to related party as at December 31, 2002, of $911(June 30, 2002 - $164) is included in accounts payable and accrued liabilities.


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


7.     SEGMENTED INFORMATION

The Company operates in one business segment, the exploration of mineral properties, in the United States of America.

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

2. The second phase would be comprised of establishing a grid over the entire property for a control of the exploration programs and the completion of prospecting and detailed geological mapping and sampling over the property. The purpose of this phase would be to establish the geological reason for mineralization on the property. Large and small geological structures would be noted in addition to the type of alteration, alteration minerals, degree of alteration and the mineralization features. The estimated cost of this second phase of stage one is $7,500. The portion of this phase requiring the establishment of a grid and geological mapping has been completed to date. The sampling portion of this phase remains to be completed;

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

Status of Exploration

We have completed phase one of stage one of the exploration program recommended by our geologist, Laurence Sookochoff, P. Eng. We have determined to proceed to complete phase two and a portion of phase three of stage one of the geological exploration program based upon the results of this initial phase.

Our business plan is to proceed with the exploration of the Oro Dinero mineral claims to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. We have decided, after consultation with our geologist, to proceed with a work program that combines elements of the second phase and the third phase of stage one of the exploration program recommended by the geological report. This work program will include prospecting, sampling and a limited IP survey. The limited IP survey will be less than the full IP survey recommended to be included in phase three of stage one. We have commenced this work program and anticipate that it will be finished by spring 2003. The anticipated cost of this work program is $2,000 and will be carried out by Mr. Sookochoff. We had $0 in cash reserves as of December 31, 2002 and a working capital deficit of $39,773 as of December 31, 2002. Our president, Mr. William Asselstine, has indicated that he will arrange for the advance of sufficient funds as a loan to enable us to complete this work program. We will require additional financing in order to complete the balance of the work program that is recommended to comprise the third phase of stage one after we complete this current work program. We have no arrangements at this time for such additional financing and there is no assurance that additional financing will be obtained.

We will assess whether to proceed to the balance of the third phase of stage one of the recommended geological exploration program, which would include completion of the full IP survey, upon completion of an assessment of the results of the current work program program. In completing this determination, we will review the conclusions and recommendations that we receive from Mr. Sookochoff based on his geological review of the results of the current work program. We will also make an assessment as to whether the results of the current work program are sufficiently positive to enable us to achieve the financing necessary for us to proceed with the balance of phase three of stage one of the exploration program.

If we complete stage one of our exploration program, we will assess whether to proceed to the second stage of the recommended geological exploration program upon completion of an assessment of the results of the first stage of the geological exploration program. In completing this determination, we will make an assessment as to whether the results of the first stage are sufficiently positive to enable us to achieve the financing necessary to proceed with the second stage of the exploration program. This assessment will include an assessment of our cash reserves after the completion of the current work program and the market for financing of mineral exploration projects at the time of our assessment.

RESULTS OF OPERATIONS

We did not earn any revenues during the six months ended December 31, 2002 or for the three months ended December 31, 2002. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $18,273 for the six months ended December 31, 2002, compared to operating expenses of $32,502 for the six months ended December 31, 2001. We incurred operating expenses in the amount of $6,543 for the three months ended December 31, 2002, compared to operating expenses of $28,750 for the three months ended December 31, 2001. These operating expenses for the six months ended December 31, 2002 included mineral property acquisition and exploration costs in the amount of $1,117 in connection with the Oro Dinero mineral claims. The decrease in mineral property acquisition and exploration expenses in 2002 compared to 2001 reflects our difficulty in obtaining financing to proceed with further exploration of our mineral claims. We also incurred professional fees in the amount of $11,370 during the six months ended December 31, 2002 that were primarily attributable to our ongoing reporting requirements with the Securities and Exchange Commission and the Securities Exchange Act of 1934. The decrease in operating expenses in 2002 compared to 2001 reflects the fact that we filed a registration statement with the Securities and Exchange Commission during 2001. We anticipate that our expenses on professional fees will be ongoing as we are now a reporting company under the Securities Exchange Act of 1934.

We incurred a loss of $18,273 for the six months ended December 31, 2002, compared to a loss of $32,502 for the six months ended December 31, 2001. We incurred a loss of $6,543 for the three months ended December 31, 2002, compared to a loss of $28,750 for the three months ended December 31, 2001. Our reduce losses reflect our reduced operating costs during these periods. Our losses have been attributable entirely to our operating expenses.

LIQUIDITY AND FINANCIAL CONDITION

We had no cash as of December 31, 2002, and had a working capital deficit of $39,773 as of December 31, 2002. Accordingly, we currently have insufficient working capital to complete additional exploration work on the Oro Dinero mineral claim property without additional financing. Our current liabilities as of December 31, 2002 include accounts payable and accrued liabilities in the amount of $9,565 and loans from a private company in which our president, Mr. William Asselstine, has an ownership interest totalling $30,000. Of this outstanding loan from Mr. Asselstine, a total of $20,000 was advanced during the six months ended December 31, 2002 in order to enable us to sustain our operations.

We anticipate that we will incur the following expenses over the next twelve months:

1. $2,000 in connection with the completion of the our current work program on the Oro Dinero mineral claims;

2. $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $22,000 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $12,000 will be incurred over the next six months. These expenditures may increase if we determine to proceed to complete further exploration and we are able to raise the funds to finance this further exploration. Based on our working capital deficit of $39,773 as of December 31, 2002, we have insufficient cash resources to pay for our operating expenses over the next twelve months without additional financing. Our president, Mr. William Asselstine, has indicated that he will arrange for the advance sufficient loans to us to cover the current work program.

We will require additional funding in our third quarter ending March 31, 2003. Additional financing will be required to complete the balance of phase three of stage one of our recommended exploration program. In the event that we decide to complete the balance of the third phase of stage one of the exploration program, we anticipate additional program costs of $37,500. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or loans arranged by our principal shareholder, Mr. William Asselstine. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or loans to fund additional phases of the exploration program. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

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


Item 2.  Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended December 31, 2002.


Item 3.  Defaults upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2002.


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

---------
 Exhibit
  Number                         Description of Exhibit
---------      -----------------------------------------------------------------

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

--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------


REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002.

We did not file any Current Reports on Form 8-K subsequent to December 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PALTZ CAPITAL CORP.

Date:  February 17, 2003


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

                                       /s/ William Asselstine
Date:  February 17, 2003               ___________________________________
                                       (Signature)
                                       President, Secretary and Treasurer
                                       Chief Executive Officer and
                                       Chief Financial Officer
                                       ___________________________________
                                       (Title)