Form 10QSB
period 2003-03-31
NEW PALTZ CAPITAL CORP
filed 2003-05-16
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  MARCH  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period-------------to


          Commission  File  Number     000-49661
                                       ---------

                             NEW PALTZ CAPITAL CORP.
--------------------------------------------------------------------------------

          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                               88-0490890
------                                              ---------------------
(State or other jurisdiction of                     (IRS Employer
incorporation  or  organization)                     Identification  No.)

2360  PALMERSTON  AVENUE
WEST  VANCOUVER,  BRITISH  COLUMBIA,  CANADA          V7V  2W1
-----------------------------------------------      --------------------
(Address  of  principal  executive  offices)          (Zip  Code)

Issuer's  telephone  number,
including  area  code:                                604-763-4880
                                                      --------------------

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,414,500 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MAY 12, 2003.

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL  STATEMENTS

                             NEW PALTZ CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                 MARCH 31, 2003

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
BALANCE  SHEETS

================================================================================

                                                    March  31,         June  30,
                                                      2003                2002
--------------------------------------------------------------------------------
                                                    (Unaudited)

ASSETS


CURRENT ASSETS
  Cash and cash equivalents                         $       955        $    1,231
  Deferred tax asset less valuation
  allowance of $29,615 and $20,978                            -                  -
                                                   -------------      -------------



TOTAL ASSETS                                        $       955        $    1,231
===================================================================================

LIABILITIES AND DEFICIENCY IN ASSETS


CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $     8,108        $   12,731
  Loans payable to related parties (Note 4)              40,000            10,000
                                                    -------------      -------------


Total current liabilities                                48,108            22,731
                                                    ------------      -------------



COMMITMENT  (Note 6)


DEFICIENCY IN ASSETS
  Common stock (Note 5)
    Authorized
      75,000,000  common shares
      with a par value of $0.001 per share
    Issued and outstanding
      6,414,500  common shares
      (June 30, 2002 - 6,414,500)                         6,414             6,414
  Additional paid-in capital                             33,536            33,536
  Deficit accumulated during the
  development stage                                     (87,103)          (61,450)
                                                     -------------      ------------

  Total deficiency in assets                            (47,153)          (21,500)
                                                     -------------      ------------


TOTAL LIABILITIES AND DEFICIENCY IN ASSETS          $       955         $   1,231
================================================================================



                             See accompanying notes.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS
(Unaudited)
================================================================================


================================================================================
                                   Cumulative
                                   Amounts
                                   From
                                   Inception
                                   on  March
                                   14,          Three Month  Three Month   Nine Month    Nine Month
                                   2000  to     Period Ended Period Ended  Period Ended  Period Ended
                                   March  31,    March  31,    March  31,   March  31,     March  31,
                                     2003           2003          2002        2003            2002
======================================================================================================


EXPENSES
 Consulting                        $    7,500   $        -   $    2,500   $    3,750   $  2,500
 Mineral property costs (Note 3)       12,751          938            -        2,055      7,196
 Office                                 2,911          593            -        2,024         25
 Professional fees                     61,752        5,799          572       17,169     24,459
 Transfer agent                         2,189           50            -          655      1,394
                                   -----------  -----------  -----------  -----------  ---------

Net loss before income taxes          (87,103)      (7,380)      (3,072)     (25,653)   (35,574)

PROVISION FOR
INCOME TAXES                                -            -            -            -          -
                                   -----------  -----------  -----------  -----------  ---------

NET LOSS                           $  (87,103)  $   (7,380)  $   (3,072)  $  (25,653)  $(35,574)
======================================================================================================



BASIC AND DILUTED LOSS PER SHARE                $  (0.00)    $  (0.00)    $  (0.00)    $  (0.00)
======================================================================================================



WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           6,414,500    6,414,500    6,414,500    6,414,500
======================================================================================================






                             See accompanying notes.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY  IN  ASSETS)
(Unaudited)
================================================================================


                                                                                Deficit
                                         Common Share                           Accumulated
                                    ------------------------------   Additional During the
                                    Price per   Number               Paid-In    Development
                                    Share       of  Shares  Amount   Capital    Stage       Total
---------------------------------------------------------------------------------------------------------




BALANCE, MARCH 14, 2000                                  -  $     -  $     -    $    -     $      -

 Net loss for the period                                 -        -        -        (820)       (820)
                                                 --------------------------------------------------------
BALANCE, JUNE 30, 2000                                   -        -        -        (820)       (820)

 Issuance of common stock for cash  $     0.001  5,000,000    5,000        -         -         5,000
 Issuance of common stock for cash        0.01   1,200,000    1,200    10,800        -        12,000
 Issuance of common stock for cash        0.10      64,500       64     6,386        -         6,450
 Issuance of common stock for cash        0.11     150,000      150    16,350        -        16,500

 Net loss for the year                                   -        -        -      (6,907)      (6,907)
                                                 --------------------------------------------------------
BALANCE, JUNE 30, 2001                           6,414,500    6,414    33,536     (7,727)      32,223

 Net loss for the year                                   -        -        -     (53,723)    (53,723)
                                                 --------------------------------------------------------

BALANCE, JUNE 30, 2002                           6,414,500    6,414    33,536    (61,450)    (21,500)

 Net loss for the period                                 -        -        -     (25,653)    (25,653)
                                                 --------------------------------------------------------

BALANCE, MARCH 31, 2003                          6,414,500  $ 6,414  $ 33,536   $(87,103)    $ (47,153)
=========================================================================================================




                             See accompanying notes.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
STATEMENTS  OF  CASH  FLOWS
(Unaudited)
================================================================================


                                                                    Cumulative
                                                                    Amounts
                                                                    From
                                                                    Inception
                                                                    on
                                                                    March  14,  Nine Month    Nine Month
                                                                    2000  to    Period Ended  Period Ended
                                                                    March  31,  March  31,   March  31,
                                                                      2003         2003        2002
=========================================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $(87,103)  $(25,653)  $(35,574)

 Change in non-cash working capital item:
   Increase (decrease) in accounts payable
   and accrued liabilities                                             8,108     (4,623)     8,304
                                                                    ---------  ---------  ---------

 Net cash used by operating activities                               (78,995)   (30,276)   (27,270)
                                                                    ---------  ---------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock for cash                                    39,950          -          -
 Proceeds from loans payable to related parties                       40,000     30,000          -
                                                                    ---------  ---------  ---------

 Net cash provided by financing activities                            79,950     30,000          -
                                                                    ---------  ---------  ---------


DECREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD                     955       (276)   (27,270)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             -      1,231     33,058
                                                                    ---------  ---------  ---------


CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    955   $    955   $  5,788
=========================================================================================================



CASH PAID DURING THE PERIOD FOR INTEREST                                       $      -   $      -
=========================================================================================================


CASH PAID DURING THE PERIOD FOR INCOME TAXES                                   $      -   $      -
=========================================================================================================





                             See accompanying notes.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
(Unaudited)
MARCH  31,  2003
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

     The accompanying unaudited financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended June 30, 2002. The results of operations for the nine month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending June 30, 2003.


2.   GOING  CONCERN  AND  MANAGEMENT  PLANS

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



                                                        March  31,     June  30,
                                                           2003          2002
---------------------------------------------------------------------------------------------------------


Working capital (deficiency)                            $(47,153)       $(21,500)
Deficit accumulated during the development stage         (87,103)        (61,450)
=========================================================================================================



3.   MINERAL  PROPERTY  INTEREST

     During the year ended June 30, 2001, the Company acquired a 100% interest in eight mineral claims for cash consideration of $3,500. The claims are located in the Eureka Mining District of Yavapai County in the State of Arizona.

NEW  PALTZ  CAPITAL  CORP.
(A  Development  Stage  Company)
NOTES  TO  THE  FINANCIAL  STATEMENTS
(Unaudited)
MARCH  31,  2003
================================================================================




4.   LOANS  PAYABLE  TO  RELATED  PARTIES

     On March 22, 2002, the Company received a loan of $10,000 from a company owned by the president of the Company and his relatives. The loan is unsecured, bears interest at a rate of 6% per annum and matures on March 22, 2003. As at March 31, 2003, demand for repayment had not occurred but interest continued to be accrued. Subsequent to March 31, 2003, a new promissory note was issued for this amount with similar terms except in regards to repayment which is now due on demand.

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

     On January 10, 2003, the Company received a loan of $5,800 from the president of the Company and his relative. The loan is unsecured, non-interest bearing and due on demand.

     On February 7, 2003, the Company received a loan of $4,200 from a company owned by the president of the Company and his relative. The loan is unsecured, non-interest bearing and due on demand.

     Accrued interest on the loans payable to related parties as at March 31, 2003, of $1,468 (June 30, 2002 - $164) is included in accounts payable and accrued liabilities.


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


7.   SEGMENT  INFORMATION

     The Company operates in one reportable segment, being the exploration of mineral properties, in the United States of America.

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

     3. The third phase of stage one would be comprised of geophysical surveys of the property, including a geophysical survey known as an IP survey. This survey would include a visit to the site of the mineral claims. The estimated cost of completion of the third phase of stage one is $37,500.

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

PLAN  OF  OPERATIONS  AND  STATUS  OF  EXPLORATION

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

We have decided, after consultation with our geologist, to proceed with a work program that combines elements of the second phase and the third phase of stage one of the exploration program recommended by the geological report. This work program will include prospecting, sampling and a limited IP survey. The limited IP survey will be less than the full IP survey recommended to be included in phase three of stage one. We have commenced this work program and the field work has been completed by our consulting geologist, Mr. Sookochoff. We are awaiting a geological report summarizing the conclusions of this work program and making recommendations for further work from Mr. Sookochoff. We anticipate that this geological report will be delivered by the end of May, 2003. The anticipated cost of this work program is $2,000 and will be carried out by Mr. Sookochoff. We had $955 in cash reserves as of March 31, 2003 and a working capital deficit of $47,153 as of March 31, 2003. Our president, Mr. William Asselstine, has indicated that he will arrange for the advance of sufficient funds as a loan to enable us to complete this work program. We will require additional financing in order to complete the balance of the work program that is recommended to comprise the third phase of stage one after we complete this current work program. We have no arrangements at this time for such additional financing and there is no assurance that additional financing will be obtained.

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

RESULTS  OF  OPERATIONS

We did not earn any revenues during the nine months ended March 31, 2003 or for the three months ended March 31, 2003. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $25,653 for the nine months ended March 31, 2003, compared to operating expenses of $35,574 for the nine months ended March 31, 2002. We incurred operating expenses in the amount of $7,380 for the three months ended March 31, 2003, compared to operating expenses of $3,072 for the three months ended March 31, 2002.

Operating expenses for the nine months ended March 31, 2003 included mineral property acquisition and exploration costs in the amount of $2,055 in connection with the Oro Dinero mineral claims, compared to $7,196 for the nine months ended March 31, 2002. The decrease in mineral property acquisition and exploration expenses in 2002 compared to 2001 reflects our difficulty in obtaining financing to proceed with further exploration of our mineral claims. Mineral property costs of $938 were incurred during the three months ended March 31, 2003 in connection with the current stage of the exploration that we are undertaking.

We incurred professional fees in the amount of $17,169 during the nine months ended March 31, 2003, compared to professional fees of $24,459 for the nine months ended March 31, 2002. Professional expenses during the current fiscal year have been primarily attributable to our ongoing reporting requirements with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The overall decrease in operating expenses in our current fiscal year compared to our previous fiscal year reflects the fact that we filed a registration statement with the Securities and Exchange Commission during 2001. The increase in professional fees to $5,799 for the three months ended March 31, 2003 from $572 for the three months ended March 31, 2002 reflects in part increased costs attributable to required independent auditor's quarterly review procedures. We anticipate that our expenses on professional fees will beongoing as we are a reporting company under the Securities Exchange Act of 1934.

We incurred a loss of $25,653 for the nine months ended March 31, 2003, compared to a loss of $35,574 for the nine months ended March 31, 2002. We incurred a loss of $7,380 for the three months ended March 31, 2003, compared to a loss of $3,072 for the three months ended March 31, 2002. Our reduced losses reflect our reduced operating costs during these periods. Our losses have been attributable entirely to our operating expenses.

LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash of $995 as of March 31, 2003, compared to cash of $1,231 as of June 30, 2002. We had a working capital deficit of $47,153 as of March 31, 2003, compared to a working capital deficit of $21,500 as of June 30, 2002.
Accordingly, we currently have insufficient working capital to complete additional exploration work on the Oro Dinero mineral claim property without additional financing.

Our current liabilities as of March 31, 2003 include accounts payable and accrued liabilities in the amount of $8,108 and loans totalling $40,000 from a private company in which our president, Mr. William Asselstine has an ownership interest. Of this outstanding loan, a total of $30,000 was advanced during the nine months ended March 31, 2003 in order to enable us to sustain our operations.

We anticipate that we will incur the following expenses over the next twelve months:

1. $2,000 in connection with the completion of the our current work program on the Oro Dinero mineral claims;

2. $20,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934;

We anticipate spending approximately $22,000 over the next twelve months in pursuing our stated plan of operations. Of the anticipated expenses, we anticipate that expenses of approximately $12,000 will be incurred over the next six months. These expenditures may increase if we determine to proceed to complete further exploration and we are able to raise the funds to finance this further exploration. Based on our working capital deficit of $47,153 as of March 31, 2003, we have insufficient cash resources to pay for our operating expenses over the next twelve months without additional financing. Our president, Mr. William Asselstine, has indicated that he will arrange for the advance sufficient loans to us to cover the current work program.

We will require additional funding in our fourth quarter ending June 30, 2003. Additional financing will be required to complete the balance of phase three of stage one of our recommended exploration program. In the event that we decide to complete the balance of the third phase of stage one of the exploration program, we anticipate additional program costs of $37,500. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or loans arranged by our principal shareholder, Mr. William Asselstine. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or loans to fund additional phases of the exploration program. We believe that debt financing will not be an alternative for our exploration program. We do not have any arrangements in place for any future equity financing.

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


ITEM 2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended March 31, 2003.


ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.


ITEM 5.  OTHER  INFORMATION

None.


ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

---------------
EXHIBIT NUMBER
---------------
                                    DESCRIPTION OF EXHIBIT
                ----------------------------------------------------------------

   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

================================================================================

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

================================================================================


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

We  did  not  file any Current Reports on Form 8-K subsequent to March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW  PALTZ  CAPITAL  CORP.

Date:     MAY  14,  2003



By:   /s/  WILLIAM  ASSELSTINE
      --------------------------------
      WILLIAM  ASSELSTINE,
      PRESIDENT, SECRETARY, TREASURER AND DIRECTOR
      CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
      (PRINCIPAL  EXECUTIVE  OFFICER)
     (PRINCIPAL  ACCOUNTING  OFFICER)

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


Date:   May  14,  2003              /s/  WILLIAM  ASSELSTINE
                                   ------------------------------------
                                   (Signature)

                                   PRESIDENT,  SECRETARY  AND  TREASURER
                                   CHIEF  EXECUTIVE  OFFICER  AND
                                   CHIEF  FINANCIAL  OFFICER
                                   ------------------------------------

                                   (Title)