Form 10KSB
period 2003-06-30
NEW PALTZ CAPITAL CORP
filed 2003-10-03
CIK 1161461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

  [X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
                                   Act Of 1934

                     For the fiscal year ended June 30, 2003

               Financial Statement Information in Part F/S Omitted

   [ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
                                   Act Of 1934

                  For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 000-49661

                             FEMONE, INC.
                        formerly NEW PALTZ CAPITAL CORP.

                 (Name of small business issuer in its charter)



NEVADA                                               88-0490890
--------------------------------------------         ----------
(State  or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification  No.)

5600 Avenida Encinas, Suite 130
Carlsbad, CA

92008

--------------------------------------------         -----------
(Address  of  principal  executive  offices)         (Zip  Code)

760-448-2498

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $155,595 based on the last sales price of the Registrant's common stock on May 10, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,414,500 as of October 7, 2002.

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

Holders of Common Stock

As of the date of June 30, 2003, there were 39 registered shareholders of our common stock.

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

Recent Issuances of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 (the "Securities Act") during our fiscal year ended June 30, 2003. We have not issued any securities without registration pursuant to the Securities Act since June 30, 2003.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the year ended June 30, 2003. We anticipate that we will not earn revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.


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

None

9 of 16





























ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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



                        Summary Compensation Table
--------------------------------------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual                          Other
                                           Com-                             Com-


pen-  Restricted  pen- sa- Stock  Options/ LTIP sa- Name Title Year Salary Bonus
tion                       Awarded                        SARs*(#)payouts($)tion
-----------------------------------------------------------------        William
President, 2002 $0 0 0 0 0 0 0 Asselstine Secretary, 2001 $0 0 0 0 0 0 0 Treasurer & Director

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


(2) Filed as an exhibit to this Annual Report on Form 10-KSB

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended June 30, 2002.

The following reports on Form 8-K have been filed since June 30, 2003.



Date of Form 8-K     Date of Filing with the SEC   Description of the Form 8-K
------------------   ---------------------------   ---------------------------
September 22, 2003   September 22, 2003            Disclosure of merger with
                                                   with FemOne, Inc.

Date of Form 8-K/A    Date of Filing with the SEC   Description of the Form 8-K
------------------   ---------------------------   ---------------------------
September 24, 2003   September 24, 2003            Correction of disclosure of
                                                   merger re accountants




14 of 16

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW PALTZ CAPITAL CORP.





By:    /s/ Alfred Hanser
     -----------------------------------
     Alfred Hanser, President and
     Director
     Date:     October  03,  2003



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By:    /s/ Alfred Hanser
     -----------------------------------
     Alfred Hanser,  President  and  Chief  Executive  Officer
     Treasurer  and  Chief  Financial  Officer
     (Principal  Executive  Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     October 3, 2003

                                 CERTIFICATIONS

I, Alfred Hanser, Chief Executive Officer and Chief Financial Officer, certify that;

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




Date:  October  3, 2003          /s/ Alfred Hanser
                                   -----------------------------------
                                   (Signature)
 Chief Financial Officer
                                     (Title)

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Alfred Hanser, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of New Paltz Capital Corp. for the year ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of New Paltz Capital Corp.




By:    /s/ Alfred Hanser
     -----------------------------
Name:  Alfred Hanser

Title: Chief Executive Officer and Chief Financial Officer

Date: October 3, 2003