Form 10KSB/A
period 2003-06-30
NEW PALTZ CAPITAL CORP
filed 2003-10-15
CIK 1161461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark One)

  [X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
                                   Act Of 1934

                     For the fiscal year ended June 30, 2003

              Financial Statement Information in Part F/S Included

   [ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
                                   Act Of 1934

                  For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 000-49661

                                  FEMONE, INC.

                 (Name of small business issuer in its charter)
                       (formerly New Paltz Capital Corp.)



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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $320,725 based on the last sales price of the Registrant's common stock on September 1, 2003.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, 38,487,000 as of October 1, 2003. As of approximately October 17, 2003, the total number of outstanding shares will be reduced to approximately 28,900,835 in connection with our merger with FemOne, Inc. as described below.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

1 of 16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

YOU ARE URGED TO READ THIS AMENDED FORM 10KSB CAREFULLY AS IT DESCRIBES OUR BUSINESS AS IT EXISTED ON JUNE 30, 2003, THE END OF OUR MOST RECENT FISCAL YEAR. OUR BUSINESS PLAN WAS ABANDONED ON SEPTEMBER 19, 2003 IN CONNECTION WITH A CHANGE OF CONTROL AS SET FORTH IN OUR SCHEDULE 14 F FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 20, 2003 AND FORM 8-K AND 8-K/A FILED WITH THE SEC ON SEPTEMBER 22, 2003 AND SEPTEMBER 24, 2003, RESPECTIVELY.

On August 20, 2003 all of our outstanding shares of control stock were acquired by Ray Grimm and Alfred Hanser pursuant to Schedule 14F previously filed with the Securities and Exchange Commission. On September 19, 2003 we entered into a letter of intent with FemOne, Inc. whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of FemOne, Inc. in exchange for the issuance by the Company of previously unissued restricted common stock. The Company thereon abandoned its business plan and adopted the business of FemOne, Inc. to develop, produce and distribute health and beauty products. This Form 10KSB/A report will address our business as it existed on June 30, 2003, the date of our most recent fiscal year end.

On August 1, 2003, Mr. William Asselstine (the "Seller"), the majority shareholder, president, secretary, treasurer, and a director of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Raymond W. Grimm, Jr. and Alfred Hanser (the "Purchasers"). Under the terms of the Stock Purchase Agreement, Mr. Asselstine has sold to Mr. Grimm and Mr. Hanser an aggregate of 5,000,000 shares of the common stock of the Company, representing approximately 77.9% of the Company's current outstanding shares of common stock. The closing of the purchase and sale of shares was effective August 20, 2003. As a condition of the Stock Purchase Agreement, Mr. Asselstine has agreed to resign as director, president, secretary and treasurer of the Company and to appoint Mr. Grimm and Mr. Hanser as directors of the Company. The changes to the board of directors of the Company will not be effective until at least ten days after this Information Statement is mailed or delivered to all of the Company's shareholders in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder.

We were an exploration stage company engaged in the acquisition and exploration of mineral properties. We owned eight mineral claims that we refer to as the Oro Dinero mineral claims, as described below.

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

5 of 16

Employees

As of June 30, 2003 we had no employees other than Mr. William Asselstine, our president, secretary and treasurer.

As of June 30, 2003 we conducted our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

As of June 30, 2003 we had not incurred any research or development expenditures since our incorporation.

Subsidiaries

As of June 30, 2003 we did not have any subsidiaries.

Patents and Trademarks

As of June 30, 2003 we did not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

As of June 30, 2003 we did not own or lease any property other than our interest in our Oro Dinero mineral claims, as described in Item 1 - Description of Business above.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending June 30, 2003.

6 of 16

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently eligible for trading on the OTC Bulletin Board. Our symbol as of June 30, 2003 was "NPZC." As of October 3, 2003, we have formally changed our name to FemOne, Inc. by amendment to our articles of incorporation as filed with the Secretary of State of Nevada. As of October 9, 2003 our symbol was changed to "FEMOV." The "V" modifier will be dropped off when our transfer agent completes the distribution of shares pursuant to a 6 for 1 forward split by a stock dividend that was announced on September 1, 2003. The Company's shares became eligible for trading in the second calendar quarter of 2002. There has been approximately 200,000 shares traded to date. While our shares are eligible for trading on the OTC Bulletin Board, there is no assurance that a public market for our common stock will materialize.

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

As of June 30, 2003 we had neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes. However, the Board voted to issue a stock dividend of five shares for every outstanding share effective as of September 1, 2003 such that the existing 6,414,500 outstanding shares resulted in there being 38,487,000 shares outstanding.

Recent Issuances of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 (the "Securities Act") during our fiscal year ended June 30, 2003. We have not issued any securities without registration pursuant to the Securities Act since June 30, 2003.

7 of 16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As of June 30, 2003 our business plan was to proceed with the exploration of the Oro Dinero mineral claims to determine whether there are commercially exploitable reserves of gold located on the property comprising the mineral claims. On August 1, 2003, Mr. Raymond W. Grimm, Jr. and Mr. Alfred Hanser as purchasers, and Mr. William Asselstine, as seller, entered into the Stock Purchase Agreement, pursuant to which Mr. Grimm and Hanser agreed to acquire 5,000,000 shares of our common stock (representing approximately 77.9% of the outstanding shares of our common stock) from Mr. Asselstine and shareholder loans totaling $57,000 for an aggregate purchase price of $279,350. The closing of the purchase and sale of the shares and shareholders loans pursuant to the Stock Purchase Agreement took place on August 20, 2003. The purchase of the shares of common stock by Mr. Grimm and Mr. Hanser from Mr. Asselstine was consummated in a private transaction and Mr. Grimm and Mr. Hanser together may now be considered to be in "control" the Company. As a condition of the Stock Purchase Agreement, Mr. Asselstine has agreed to resign as director, president, secretary and treasurer and to appoint Mr. Grimm and Mr. Hanser as directors of the Company. On approximately September 1, 2003 the company abandoned its business plan as a mineral exploration company and became a producer and distributor of various lines of cosmetics, skin care and nutritional products in the United States and Canada. The privately held company was incorporated on March 15, 2002, in the state of California, to engage in cosmetic, skin care and nutritional product sales through multi-level marketing, generally sold through its independent sales force, which places the majority of the orders through the company's website over the internet. The Company merged with 2SIS L.L.C., through a general conveyance and assignment agreement, on May 1, 2002. 2SIS L.L.C. (formerly 2SIS, Inc.) was formed in July 2001 and was in the business of selling cosmetics to college-aged girls. As of November 8, 2002, 2Chansis, Inc. changed its corporation name to FemOne, Inc. The Company currently sells three lines: Cosmetics (2SIS), skincare (Channoine), and nutritional products (FemOne).


RESULTS OF OPERATIONS

We did not earn any revenues during the year ended June 30, 2003. As a result of the above-mentioned change of control, on September 19, 2003 we entered into a letter of intent to acquire all of t he issued and outstanding capital stock of FemOne, Inc., a privately held California corporation, and we anticipate that transaction will be completed as of October 17, 2003. At the same time, we abandoned our business plan as a mineral exploration company and adopted the business plan of the privately held company to be a producer and distributor of various lines of cosmetics in the United States and Canada. On October 3, 2003 we formally changed our name to FemOne, Inc. As of the date of this filing, the most recent audited financial statements of the privately held company were for December 31, 2002 which showed total assets of $748,407, total current liabilities of $637,849, total liabilities of $1,249,394, accumulated deficit of $967,654 and sales of $300,341.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $331 as of June 30, 2003, and had working capital deficit of $96,852 as of June 30, 2003. Our current liabilities as of June 30, 2003 include accounts payable and accrued liabilities in the amount of $12,731 and a loan from Mr. William Asselstine, our sole officer and director, in the amount of $10,000. Mr. Asselstine has advanced to us an additional $20,000 as additional loans payable. In connection with the acquisition of Mr. Assesltine's shares by Mr. Grimm and Mr. Hanser, these shareholders loans were assigned by Mr. Asselstine to Mr. Grimm and Mr. Hanser.

8 of 16

  As of June 30, 2003 we anticipated that we would incur the following expenses over the next twelve months (these numbers are no longer applicable since the change in control discussed above). As of June 30, 2002, the date of most recent audit of the privately held company, it had incurred a loss in excess of $967,000 from inception through December 31, 2002. In addition, on December 31, 2002 the Company's unrestricted cash balance was less than $1,000, and its current liabilities exceeded its current assets by $221,614.

  These factors initially created uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company's product lines; (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, stockholders have committed to fund expected shortfalls if necessary to attain the Company's goals. This has been demonstrated in the past as evidenced by the stockholder notes described in footnote 5. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS.

Index to Financial Statements:


                                TABLE OF CONTENTS


                                                                                                        Page

INDEPENDENT AUDITORS' REPORT                                                                               1
FINANCIAL STATEMENTS
Balance Sheets                                                                                             2
Statments of loss and deficit accumulated during the developement stage                                    3
Statements of Stockholders' Equity (Deficit)                                                               4
Statements of Cash Flows                                                                                   5
NOTES TO FINANCIAL STATEMENTS                                                                        6 to 11


                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
New Paltz Capital Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of New Paltz Capital Corp. as of June 30, 2003 and 2002, and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of New Paltz Capital Corp. as of June 30, 2001 and for prior years' cumulative amounts from developments stage activities were audited by other auditors whose report dated August 24, 2001, expressed an unqualified opinion on those financial statements with an explanatory paragraph.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Paltz Capital Corp. as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company is in the development stage and has suffered recurring losses from operations and recurring deficiencies in working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Dohan and Company, CPA's
Miami, Florida
October 8, 2003

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
BALANCE SHEETS

============================================================================================ ================ ================

JUNE 30,                                                                                          2003             2002
-------------------------------------------------------------------------------------------- ---------------- ----------------
-------------------------------------------------------------------------------------------- ---------------- ----------------



ASSETS

    Cash and cash equivalents                                                                $           331  $         1,231
    Deferred tax asset less valuation allowance of $32,674 and  $20,978                                   -                -

TOTAL ASSETS                                                                                 $           331  $         1,231
============================================================================================ ================ ================
============================================================================================ ================ ================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


LIABILITIES
    Accounts payable and accrued liabilities                                                 $        13,233  $        12,731
    Loans payable to related parties (Note 5)                                                         44,000           10,000

    Total liabilities                                                                                 57,233           22,731

COMMITMENT AND CONTINGENCIES (Note 8)

STOCKHOLDERS EQUITY (DEFICIENCY) (NOTE )
    Common stock
       Authorized
           75,000,000 common shares with a par value of $0.001 per share
       Issued and outstanding
            6,414,500 common shares  ,                                                                 6,414            6,414
    Additional paid-in capital                                                                        33,536           33,536
    Deficit accumulated during the development stage                                                 (96,852)         (61,450)

    Total stockholders' equity (deficiency)                                                          (56,902)         (21,500)

Total liabilities and stockholders' equity (deficiency)                                      $           331  $         1,231
============================================================================================ ================ ================










The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF LOSS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

========================================================================== ================= ================ ================

                                                                                Cumulative
                                                                              Amounts From
                                                                                 March 14,
                                                                                      2000
                                                                               (Inception)        Year Ended       Year Ended
                                                                               to June 30,          June 30,         June 30,
                                                                                       2003             2003             2002
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
-------------------------------------------------------------------------- ----------------- ---------------- ----------------



EXPENSES
    Consulting                                                             $          7,500  $         3,750  $         3,750
    Mineral property costs (Note 4)                                                  14,353            3,657            7,196
    Office                                                                            2,968            2,081              824
    Professional fees                                                                69,842           25,259           40,419
    Transfer agent                                                                    2,189              655            1,534

Net loss before income taxes                                                        (96,852)         (35,402)         (53,723)

Provision for income taxes                                                               -                -                -


Net loss                                                                   $        (96,852) $       (35,402) $       (53,723)
========================================================================== ================= ================ ================


Basic and diluted net loss per share                                                         $        (0.01)  $        (0.01)
========================================================================== ================= ================ ================
========================================================================== ================= ================ ================


Weighted average number of common shares
    outstanding - basic and diluted                                                                6,414,500        6,414,500
========================================================================== ================= ================ ================


















The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

====================================== ========================================== ============== ============== ==============

                                                                                                         Deficit
                                                     Common Shares                                 Accumulated
                                       ------------ -------------- --------------
                                                                                       Additional     During the
                                       Price per             Number                       Paid-In    Development
                                             Share      of Shares         Amount        Capital          Stage          Total
-------------------------------------- ------------ -------------- -------------- -------------- -------------- --------------
-------------------------------------- ------------ -------------- -------------- -------------- -------------- --------------



Balance, March 14, 2000                                        -   $          -   $          -   $          -   $          -

  Net loss for the period                                      -              -              -            (820)          (820)

Balance, June 30, 2000                                         -              -              -            (820)          (820)

  Issuance of common stock for cash    $     0.001      5,000,000          5,000             -              -           5,000

  Issuance of common stock for cash          0.01       1,200,000          1,200         10,800             -          12,000

  Issuance of common stock for cash          0.10          64,500             64          6,386             -           6,450

  Issuance of common stock for cash          0.11         150,000            150         16,350             -          16,500

  Net loss for the year                                        -              -              -          (6,907)        (6,907)

Balance, June 30, 2001                                  6,414,500          6,414         33,536         (7,727)        32,223

  Net loss for the year                                        -              -              -         (53,723)       (53,723)

Balance, June 30, 2002                                  6,414,500          6,414         33,536        (61,450)       (21,500)

  Net loss for the year                                        -              -              -         (35,402)       (35,402)

Balance, June 30, 2003                                  6,414,500  $       6,414  $      33,536  $     (96,852) $     (56,902)
====================================== ============ ============== ============== ============== ============== ==============



















The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

========================================================================== ================= ================ ================

                                                                                Cumulative
                                                                              Amounts From
                                                                                 March 14,
                                                                                      2000
                                                                               (Inception)        Year Ended       Year Ended
                                                                               to June 30,          June 30,         June 30,
                                                                                       2003             2003             2002
-------------------------------------------------------------------------- ----------------- ---------------- ----------------
-------------------------------------------------------------------------- ----------------- ---------------- ----------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $        (96,852) $       (35,402) $       (53,723)
    Change in non-cash working capital item:
       Increase in accounts payable and accrued liabilities                          13,233              502           11,896

    Net cash used in operating activities                                           (83,619)         (34,900)         (41,827)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock for cash                                                39,950               -                -
    Loan payable to related party                                                    44,000           34,000           10,000

    Net cash provided by financing activities                                        83,950           34,000           10,000


Increase (decrease) in cash and cash equivalents for the period                         331             (900)         (31,827)


Cash and cash equivalents, beginning of period                                           -             1,231           33,058


Cash and cash equivalents, end of period                                   $            331  $           331  $         1,231
========================================================================== ================= ================ ================
========================================================================== ================= ================ ================


Cash paid for interest                                                                       $            -   $            -
========================================================================== ================= ================ ================
========================================================================== ================= ================ ================


Cash paid for income taxes                                                                   $            -   $            -
========================================================================== ================= ================ ================










The accompanying notes are an integral part of these financial statements.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003




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

         The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

         ================================================================================= ================ =================

                                                                                                      2003              2002
         --------------------------------------------------------------------------------- ---------------- -----------------
         --------------------------------------------------------------------------------- ---------------- -----------------

         Working capital (deficiency)                                                      $       (56,902) $       (21,500)
         Deficit accumulated during the development stage                                          (96,852)         (61,450)
         ================================================================================= ================ =================


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


         Cash and cash equivalents

         All highly liquid investments with an original maturity of three months or less at the date of the acquisition are classified as cash equivalents. As at June 30, 2003 and 2002, cash and cash equivalents consisted of cash held at banks.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003




3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         Financial instruments

         The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and loans payable due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.


         Foreign currency translation

         Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.


         Mineral property and exploration costs

         Costs of acquisition and exploration are expensed as incurred.


         Environmental requirements

         The Company is not aware of any environmental requirements or liabilities related to mineral properties (Note 4) and therefore an estimate of any future cost has not been made.


         Net loss per share

         Basic net loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of shares of common stock outstanding in the year. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.


         Income taxes

         A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003




3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Recent accounting pronouncements

         In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

         In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

         In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

         In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 31, 2002.

         In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

         In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003




3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         Recent accounting pronouncements

In November 2002, the FASB issued Interpretation No. 45, or FIN 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure about the nature and terms of obligations under certain guarantees that we have issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective immediately. We do not expect to be impacted by the issuance of FIN 45.

         On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51." The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights (variable interest entities, or VIE) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. We are consolidating AralParker, a company in which we own a 50 percent equity interest, because we exert significant influence and have a financial interest in the form of a loan, in addition to our equity interest.

         The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


4.       MINERAL PROPERTY INTEREST

         During the year ended June 30, 2001, the Company acquired a 100% interest in eight mineral claims for cash consideration of $3,500. The claims are located in the Eureka Mining District of Yavapai County in the State of Arizona. During the year ended June 30, 2003 and 2002, the Company incurred costs of $3,657 and $7,196, respectively, relating to the exploration of these mineral claims.


5.       LOANS PAYABLE TO RELATED PARTIES

         On March 22, 2002, the Company received a loan of $10,000 from a company owned by the president of the Company and his relatives. The loan was unsecured, bore interest at a rate of 6% per annum and matured on March 22, 2003. Demand for repayment did not occur but interest continued to be accrued until a new promissory note was issued on May 7, 2003 for $10,000 with similar terms except in regards to repayment which is now due on demand.

         On July 12, 2002, the Company received a loan of $10,000 from a company owned by the president of the Company and his relatives. The loan is unsecured, bears interest at a rate of 6% per annum and matures on July 12, 2003.

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003




5.       LOANS PAYABLE TO RELATED PARTIES (cont'd...)

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

         On April 17, 2003 and June 26, 2003, the Company received loans of $3,000 and $1,000, respectively, from a company owned by the president of the Company and his relative. These loans are unsecured, non-interest bearing and due on demand.

         As at June 30, 2003 and 2002, accrued interest on the loans payable to related parties of $1,505 and $164, respectively, is included in accounts payable and accrued liabilities.

         On August 20, 2003, $40,000 of these loans were assigned to the new directors of the Company, effective September 19, 2003


6.       COMMON STOCK


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

NEW PALTZ CAPITAL CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003




7.       INCOME TAXES

         A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

================================================================================== ================ =================

                                                                                              2003             2002
---------------------------------------------------------------------------------- ---------------- -----------------
---------------------------------------------------------------------------------- ---------------- -----------------

Net loss for the year                                                              $       (35,402) $       (53,723)
================================================================================== ================ =================
================================================================================== ================ =================

Expected income tax recovery                                                       $        12,037  $        18,266
Unrecognized benefit of operating losses                                                   (12,037)         (18,266)

Actual income tax recovery                                                         $            -   $            -
================================================================================== ================ =================

         The significant components of the Company's future income taxes assets are as follows:

================================================================================== ================ =================

                                                                                              2003              2002
---------------------------------------------------------------------------------- ---------------- -----------------
---------------------------------------------------------------------------------- ---------------- -----------------

Future income tax assets:
    Operating loss carryforwards                                                   $        32,674  $        20,978

                                                                                            32,674           20,978
Valuation allowance                                                                        (32,674)         (20,978)

Net future income tax asset                                                        $            -   $            -
================================================================================== ================ =================

         The Company has available for deduction against future taxable income operating losses of approximately $62,000. These losses, if not utilized, will expire commencing in 2020. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.


8.       COMMITMENTS AND CONTINGENCIES

         The Company is required to pay approximately $2,000 annually to maintain its mineral property interest in good standing with the State of Arizona (Note 4).


9.       SEGMENTED INFORMATION

         The Company operates in one reportable segment, being the exploration of mineral properties, in the United States of America.


10.      SUBSEQUENT EVENT

         On September 1, 2003, the Board of Directors declared a five for one (5 for 1) stock dividend for shareholders of record on September 1, 2003, increasing the total shares outstanding to 38,487,000. On September 19, 2003, the Company entered into a letter of intent with FemOne, Inc. whereby the Company has agreed in principle to acquire all of the issued and outstanding shares of FemOne, Inc. in exchange for the issuance by the Company of previously unissued restricted common stock.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 7, 2002 are as follows:

DIRECTORS:



Name  of  Director               Age
----------------------          -----
Ray Grimm                        58
Alfred Hanser                    31

EXECUTIVE  OFFICERS:

Name  of  Officer                Age          Office
--------------------            -----         -------
Ray Grimm                        58           Chief Executive
                                              Officer and Chief

Financial Officer

Alfred Hanser                    31           President



Set forth below is a brief description of the background and business experience of each of our proposed directors for the past five years.

Mr. Raymond W. Grimm was the President of Body Wise International, a company engaged in the distribution of nutritional products, from 1989 to 1999.

Mr. Alfred Hanser was a management consultant in the pharmaceutical industry for ZS Associates from 1997 to 1998. From 1998 to 2002 Mr. Hanser has been self-employed.

Term of Office

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

As of June 30, 2003 we had no significant employees other than Mr. Asselstine, our sole officer and director.

11 of 16

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2003 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to Ray Grimm and Alfred Hanser, our directors and executive officers (our "named executive officer") for all services rendered in all capacities to us for the current fiscal year.

------------------------------------------------------------------------------------------------------------------------

                        Summary Compensation Table
                                                       2002-2003
--------------------------------------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual                          Other
                                           Com-                             Com-

Ray Grimm                                                         $132,000               $0.00
$0.00                                              $0.00
Alfred Hanser                                                     $108,000               $0.00
$0.00                                              $0.00
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



STOCK OPTION GRANTS

We did not grant any stock options to our named executive officers during our most recent fiscal year ended June 30, 2003. We have also not granted any stock options to our named executive officer since June 30, 2003.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our named executive officer during the financial year ended June 30, 2003. No stock options have been exercised by our named executive officer since June 30, 2003.

COMPENSATION AGREEMENTS

We currently pay Ray Grimm $132,000 annually and Alfred Hanser $108,000 annually.

12 of 16
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 30, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Common Stock           Raymond W. Grimm, Jr.                                  2,857,000             44.5%
                       P.O. Box 8501
                       Rancho Santa Fe, CA 92067

Common Stock           Alfred Hanser                                          2,143,000             33.4%
                       1915 A Estrella de Mar Ct.
                       Carlsbad, CA 92009



(1) Based on a total of 6,414,500 pre forward split shares of our common stock issued and outstanding as of June 30, 2003. On September 21, 2003 the Board of Directors declared a 6 for 1 stock dividend resulting in Mr. Grimm owning 17,142,000 shares and Mr. Hanser owning 12,858,000 shares. In connection with the finalization of the merger with FemOne, Inc., a total of 9,586,165 of these shares will be retired such that Mr. Grimm will have 9,416,382 shares and Mr. Hanser will have 7,060,227 shares and employees of the company will collectively be issued 3,937,266 shares. Following that, the total outstanding shares will be 28,900,835.

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

On September 1, 2003 the Board of Directors declared a 6 for 1 stock dividend resulting in Mr. Grimm owning 17,142,000 shares and Mr. Hanser owning 12,858,000 shares. In connection with the finalization of the merger with FemOne, Inc., a total of 9,586,165 of these shares will be retired such that Mr. Grimm will have 9,416,382 shares and Mr. Hanser will have 7,060,227 shares and employees of the company will collectively be issued 3,937,266 shares resulting in the total issued and outstanding shares being 28,900,835.

13 of 16

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits



EXHIBIT  NUMBER          DESCRIPTION
---------------          ---------------------
 3.1                     Articles  of  Incorporation  (1)
 3.2                     By-Laws,  as  amended  (1)
 4.1                     Share  Certificate  (1)
32.1                     Certification of Chief Executive Officer
                         and Chief Financial Officer
                         pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Registrant's Form SB-2 registration statement originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002. (2) Filed as an exhibit to this Annual Report on Form 10-KSB

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended June 30, 2002.

The following reports on Form 8-K have been filed since June 30, 2003.



Date of Form 8-K     Date of Filing with the SEC   Description of the Form 8-K
------------------   ---------------------------   ---------------------------
September 22, 2003   September 22, 2003            Disclosure of merger with
                                                   with FemOne, Inc.

Date of Form 8-K/A    Date of Filing with the SEC   Description of the Form 8-K
------------------   ---------------------------   ---------------------------
September 22, 2003   September 22, 2003            Correction of disclosure of
                                                   merger re accountants

Date of Form 8-K     Date of Filing with the SEC   Description of the Form 8-K
------------------   ---------------------------   ---------------------------
October 3, 2003      October 3, 2003               Notice of Name Change to
                                                   FemOne, Inc.





14 of 16

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.





By:    /s/ Alfred Hanser
     -----------------------------------
     Alfred Hanser, President and
     Director
     Date:     October  15,  2003



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By:    /s/ Ray Grimm
     -----------------------------------
     Ray Grimm, Chief Executive Office and Chief Financial Officer (Principal Executive Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     October 15, 2003

                                 CERTIFICATIONS

I, Ray Grimm, Chief Executive Officer and Chief Financial Officer, certify that;

1. I have reviewed this annual report on Form10-KSB of FemOne, Inc., formerly New Paltz Capital Corp.;

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




Date:  October  15, 2003          /s/ Ray Grimm
                                   -----------------------------------
                                   (Signature)
 Chief Financial Officer
                                     (Title)

                                  Exhibit 32.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ray Grimm, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of FemOne, Inc., formerly New Paltz Capital Corp. for the year ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of FemOne, Inc., formerly New Paltz Capital Corp.




By:    /s/ Ray Grimm
     -----------------------------
Name:  Ray Grimm

Title: Chief Executive Officer and Chief Financial Officer

Date: October 15, 2003