Form 10QSB
period 2003-09-30
FEM ONE INC
filed 2003-11-14
CIK 1161461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

               For the quarterly period ended : SEPTEMBER 30, 2003

  [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number 000-49661
                            -------------------------

                                  FemOne, Inc.

        (Exact name of small Business Issuer as specified in its charter)

        NEVADA                                    88-049089
        ------                                    ---------
 (State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

                         5600 Avenida Encinas, Suite 130
                               CARLSBAD, CA 92008

               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (760) 448-2498

                             New Paltz Capital Corp.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,900,835 shares of $.001 par value common stock as of November 14, 2003.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [  ]

PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL  STATEMENTS


FEMONE, INC.
(Formerly New Paltz Capital Corp.)
(A  Development  Stage  Company)
BALANCE SHEET
===============================================================
                                                                              September 30,
                                                                                  2003
                                                                               (Unaudited)
                                                                         ------------------------
                                                                         ------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                     -
      Deferred tax asset less valuation allowance of $33,922 and
      $32,674                                                                       -
                                                                         ------------------------
                                                                         ------------------------
                                                                         $              -
TOTAL ASSETS
                                                                         ========================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

LIABILITIES
      Accounts payable and accrued liabilities                                                 $
                                                                                          12,822
      Loans payable to related parties                                                    47,000
                                                                         ------------------------
                                                                         ------------------------

      Total Liabilities                                                                 $ 59,822
                                                                         ------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
      Common Stock
        Authorized:  75,000,000 common shares
           with a par value of $0.001 per share
        Issued and outstanding:  38,487,000                                        $      38,487
      Additional paid in capital                                                           1,463
      Deficit accumulated during development stage                                      (99,772)
                                                                         ------------------------
                                                                         ------------------------

      Total Stockholders' equity (deficiency in assets)                                 (59,822)
                                                                         ------------------------
                                                                         ------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)        $              -
                                                                         ========================
See notes to the financial statements


FEMONE, INC.
(Formerly New Paltz Capital Corp.)
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS (Unaudited)
===============================================================

                                                         Cumulative
                                                        Amounts From
                                                       March 14, 2000         Three months           Three Months
                                                       (Inception) to        ended September       Ended September
                                                     September 30, 2003         30, 2003               30, 2002
EXPENSES
      Consulting                                            $     7,500     $        -                         3,750
      Mineral property costs                                     14,353             -                          1,117
      Office                                                      3,618                   650                    507
      Professional fees                                          72,007                 2,165                  5,751
      Transfer agent                                              2,294                   105                    605
                                                     -------------------    ------------------    -------------------
                                                                            ------------------    -------------------
                                                               (99,772)               (2,920)               (11,730)
Net loss before income taxes

Provision for income taxes                                   -                      -                     -
                                                    --------------------    ------------------    -------------------
                                                    --------------------    ------------------    -------------------
                                                               (99,772)               (2,920)               (11,730)
Net loss
                                                    --------------------    ------------------    -------------------
                                                    --------------------    ------------------    -------------------
                                                                                          .00                    .00
Basic and diluted net loss per share
                                                                            ------------------    -------------------
                                                                            ------------------    -------------------
                                                                                   38,487,000             38,487,000
Weighted average number of common shares
outstanding - basic and diluted
                                                                            ==================    ===================

See notes to the financial statements


FEMONE, INC.
(Formerly New Paltz Capital Corp.)
(A Development Stage Company)
STATEMENTS CASH FLOWS(Unaudited)
===============================================================

                                                         Cumulative
                                                        Amounts From
                                                       March 14, 2000         Three months           Three Months
                                                       (Inception) to        ended September       Ended September
                                                     September 30, 2003         30, 2003               30, 2002
                                                     -------------------    ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                        $
                                                               (99,772)           $   (2,920)           $   (11,730)
      Change in non-cash working capital item:
          Increase in accounts payable
              and accrued liabilities                            12,822                 (411)                  2,426
                                                     -------------------    ------------------    -------------------
                                                     -------------------    ------------------    -------------------
      Net cash used in operating activities                    (86,950)               (3,331)                (9,304)
                                                     -------------------    ------------------    -------------------
                                                     -------------------    ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock for cash                          39,950                                   -
      Proceeds from loan payable to related
      party                                                      47,000                 3,000                 20,000
                                                     -------------------    ------------------    -------------------
                                                     -------------------    ------------------    -------------------
      Net cash provided by financing activities                  86,950                 3,000                 20,000
                                                     -------------------    ------------------    -------------------
                                                                            ------------------    -------------------

Increase (decrease) in cash and cash
equivalents for the period:                                  -                          (331)                 10,696
                                                    --------------------    ------------------    -------------------
                                                                            ------------------
Cash and cash equivalents at beginning of                    -                            331                  1,231
period
                                                    ====================    ==================    ===================
                                                    ====================    ==================    ===================
Cash and cash equivalents at end of period          $            -          $                            $    11,927
                                                                            -
                                                    ====================    ==================    ===================
                                                    ====================    ==================    ===================
Supplemental disclosures:
                                                    ====================    ==================    ===================
                                                    ====================    ==================    ===================
  Cash paid for interest                                     -                      -                     -
                                                    ====================    ==================    ===================
                                                    ====================    ==================    ===================
  Cash paid for income taxes                                 -                      -                     -
                                                    ====================    ==================    ===================

See notes to the financial statements

FEMONE, INC.
(Formerly New Paltz Capital Corp)
(A  Development  Stage  Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
For the quarter ended:  September 30, 2003
===============================================================

The accompanying unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. Certain financial information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which are not required for interim reporting purposes, have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financials statements of the company for the year ended June 30, 2003.

1.       HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was incorporated on March 14, 2000 under the laws of the State of Nevada as New Paltz Capital Corp. On October 3, 2003, the Company formally changed its name to FemOne, Inc. On October 22, 2003, the Company closed an acquisition contract to acquire all of the existing and outstanding shares of common stock of FemOne, Inc., a privately-held California Corporation. See Note 6.

         In connection with the acquisition of FemOne, Inc., the Company abandoned its business plan as a mineral exploration company and became a producer and distributor of various lines of cosmetics, skin care and nutritional products in the United States and Canada.

         FemOne, Inc., incorporated in the State of California on March 15, 2002, is engaged in cosmetic, skin care and nutritional product sales through multi-level marketing, generally sold through its independent sales force, which places the majority of the orders through its website over the internet. FemOne merged with 2SIS L.L.C., through a general conveyance and assignment agreement on May 1, 2002. 2SIS L.L.C. (formerly 2SIS, Inc.) was formed in July 2001 and was in the business of selling cosmetics to college-aged girls. As of November 8, 2002, 2Chansis, Inc. changed is corporation name to FemOne, Inc. FemOne currently sells three lines: Cosmetics (2SIS), skincare (Channoine), and nutritional products (FemOne).

         The results of operations for the three-month period ended September 30, 2003, are for the entity prior to the acquisition of FemOne, Inc. and are not necessarily indicative of the results to be expected for the year ended June 30, 2004.

2.       GOING CONCERN AND MANAGEMENTS PLANS

         The audited financial statements for the year ended June 30, 2003, included a statement from the Company's auditors that the Company may not have the ability to continue as a going concern. After the closing of the merger and acquisition agreement on October 22, 2003, and implementation of the Plan of Reorganization, the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, majority stockholders have committed to fund the expected shortfalls if necessary to attain the Company's goals. This has been demonstrated in the past as evidenced by stockholder notes. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       LOANS PAYABLE TO RELATED PARTIES

         Between March 22, 2002, and September 26, 2002, the Company received loans totaling $30,000 from a company owned by the former president of the Company and his relatives. These loans were unsecured, bore interest at a rate of 6% per annum and were payable upon demand.

         On January 10, 2003, the Company received a loan of $5,800 from the former president of the Company and his relative. The loan is unsecured, non-interest bearing and due on demand.

         On February 7, 2003, the Company received a loan of $4,200 from the former president of the Company and his relative. The loan is unsecured, non-interest bearing and due on demand.

         On April 17, 2003 and June 26, 2003, the Company received loans of $3,000 and $1,000, respectively, from a company owned by the former president and his relative. These loans are unsecured, non-interest bearing and due on demand.

         On July 17, 2003, the Company received a loan of $3,000 from a company owned by the former president of the Company and his relative. These loans are unsecured, non-interest bearing and due on demand.

     On August 20, 2003, the outstanding loans were assigned to Mr. Grimm and Mr. Hanser, in a private stock transaction. Mr. Grimm and Mr. Hanser became the new directors of the Company effective September 19, 2003.

4.       COMMON STOCK

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

         On August 20, 2003, the Board of Directors declared a five for one (5 for 1) stock dividend for shareholders of record on September 1, 2003, increasing the total shares outstanding to 38,487,000.

5.       SEGMENT INFORMATION

         Through September 30, 2003, the Company operated in one reportable segment, being the exploration of mineral properties, in the United States of America.

6.  SUBSEQUENT EVENTS - Acquisition and Disposition of Assets

         On October 22, 2003, the Company closed an acquisition contract to acquire all of the existing and outstanding shares of common stock of FemOne, Inc., a California corporation. Under the terms of this contract, the Company acquired all of the shares of common stock of the California corporation in exchange solely for 1,000,000 shares of the Company's authorized but unissued common stock. Further, to balance the equities between the shareholders of the parties, 9,586,165 shares of the Company's common stock was retired by Raymond Grimm and Alfred Hanser, the control persons of the Company. Of the authorized and unissued shares of common stock, an aggregate of 3,466,466 shares of common stock are reserved for issuance to employees of the California corporation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

We take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward looking statements in the discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

OVERVIEW

During the quarter ended September 30, 2003, the Company abandoned its business of mineral exploration. On September 19, 2003, the Company entered into a letter of intent to acquire all of the issued and outstanding capital stock of FemOne, Inc., a California corporation. At the same time, the Company abandoned its business plan as a mineral exploration company and adopted the business plan of FemOne, Inc. as a distributor of various lines of cosmetics, skin care and nutritional products in the United States and Canada, through its investment in FemOne Canada. On August 1, 2003, Mr. Raymond Grimm, Jr. and Mr. Alfred Hanser as purchasers, and Mr. William Asselstine, as seller, entered into a Stock Purchase Agreement, pursuant to which Mr. Grimm and Mr. Hanser agreed to acquire 5,000,000 shares of the common stock of the Company (representing approximately 77.9% of the outstanding shares of the common stock) from Mr. Asselstine and shareholder loans totaling $47,000 for an aggregate purchase price of $279,350. The closing of the purchase and sale of the shares and shareholder loans pursuant to the Stock Purchase Agreement took place on August 20, 2003. The purchase of the shares of common stock by Mr. Grimm and Mr. Hanser from Mr. Asselstine was consummated in a private transaction and Mr. Grimm and Mr. Hanser together may now be considered to be in "control" of the Company. As a condition of the Stock Purchase Agreement, Mr. Asselstine agreed to resign as a director, president, secretary and treasurer and to appoint Mr. Grimm and Mr. Hanser as directors of the Company.

On October 3, 2003 the Company formally changed its name to FemOne, Inc.

On October 22, 2003, the Company closed an acquisition contract to acquire all of the existing and outstanding shares of common stock of FemOne, Inc., a California corporation. The Company acquired all of the issued and outstanding shares of capital stock of the California corporation, making it a wholly-owned subsidiary of the Company. The shareholders of the California corporation have exchanged all of their shares of capital stock for shares of the Company's authorized shares of common stock as provided for in a written Plan of Reorganization. In connection with this Plan of Reorganization, the Company acquired all of the issued and outstanding capital stock of the California corporation in exchange solely for 1,000,000 shares of the Company's authorized but unissued common stock in an exchange that qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and that qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended (the "Act") and under the applicable securities laws of each state or jurisdiction where the shareholders reside.

In order to balance the equities between the shareholders of the parties, it was also agreed that Raymond Grimm and Alfred Hanser, the control persons of the Company, would retire an aggregate of 9,586,165 shares of their common stock held prior to the execution of the Plan of Reorganization and that an aggregate of 3,466,466 shares of common stock is reserved for issuance to the employees of the California corporation. As of the date of this filing there were 28,900,835 shares issued and outstanding.

FemOne, Inc., was incorporated on March 15, 2002, in the state of California, to engage in cosmetic, skin care and nutritional product sales through multi-level marketing, generally sold through its independent sales force, which places the majority of the orders through its website over the internet. FemOne, Inc. merged with 2SIS L.L.C. (formerly 2SIS, Inc.) was formed in July 2001 and was in the business of selling cosmetics to college-aged girls. As of November 8, 2002, 2Chansis, Inc. changed its corporation name to FemOne, Inc. FemOne, Inc.
currently sells three lines: Cosmetics (2SIS), skincare (Channoine), and nutritional products (FemOne).

RESULTS OF OPERATIONS

Results of operations reported in the financial statement contained in this quarterly report for the three month periods ended September 30, 2003, and September 30, 2002, respectively, reflect those of the entity prior to the close of the Plan of Reorganization.

We did not earn any revenues during the three months ended September 30, 2003. Operating expenses for the three months ended September 30, 2003, include legal, accounting and transfer agent fees in the amount of $2,920.


Results of Operations for FemOne, Inc., (a California Corporation)

Included below are the unaudited financial statements for FemOne, Inc, a California corporation, for the quarter ended September 30, 2003. Please read these financial statements together with the audited financial statements and the related notes to the financial statements for the years ended December 31, 2002 and 2001 that are on file as Exhibit 99.4 to Form 8K/A filed October 27, 2003:


Condensed Balance Sheets
                                                                      September 30, 2003
                                                                          (Unaudited)
                                                                   --------------------------
                                                                   --------------------------
       Assets
          Inventories                                                         $      514,826
          Other current assets                                                        22,804
                                                                   --------------------------
                                                                   --------------------------
             Total current assets                                                    537,630
                                                                   --------------------------
                                                                   --------------------------
           Property and equipment, net                                                56,798
           Sublicense Agreement, net                                                 185,792
           Other assets                                                               37,950
                                                                   --------------------------
                                                                   --------------------------
                   Total assets:                                              $      818,170
                                                                   ==========================
                                                                   ==========================
       Liabilities and Deficiency in Assets
       Current liabilities
          Accounts payable and accrued expenses                                      259,275
          Deferred compensation                                                      214,994
          Loans to related parties                                                    35,362
                                                                   --------------------------
                                                                   --------------------------
            Total current liabilities                                                509,631
                                                                   --------------------------
                                                                   --------------------------
        Long  term liabilities
           Deferred income from sublicense                                           112,078
           Note payable to related party                                             211,653
                                                                   --------------------------
               Total long term liabilities                                           323,731
                                                                   --------------------------
                                                                   --------------------------
         Deficiency in Assets
            Common Stock                                                           1,995,383
             Retained Earnings                                                   (2,010,575)
                                                                   --------------------------
                Total deficiency in assets                                          (15,192)
                                                                   --------------------------
                                                                   --------------------------
                     Total liabilities and deficiency in                      $      818,170
       assets
                                                                   ==========================



Condensed Results of Operations
for the three months ended September 30, 2003 and 2002
                                                                Three months ended             Three months ended
                                                                  September 30,                  September 30,
                                                                       2003                           2002
                                                                    (Unaudited)                    (Unaudited)
Sales                                                                  $      272,068                  $      98,663
Cost of Sales                                                                  91,318                         29,115
                                                             -------------------------      -------------------------
                                                             -------------------------      -------------------------
     Gross Profit                                                             180,750                         69,548
                                                             -------------------------      -------------------------
                                                             -------------------------      -------------------------

Expenses
    Order Fulfillment                                                         135,820                         54,211
     Sales and Marketing                                                      257,694                        132,916
    General and Administrative                                                208,851                        189,662
                                                             -------------------------      -------------------------
                                                             -------------------------      -------------------------
        Total Expenses                                                        602,365                        376,789
     Other Income (Expense)                                                     1,562                        (2,751)
                                                             -------------------------      -------------------------
                                                             -------------------------      -------------------------
             Net loss                                                 $     (420,053)                 $    (309,922)
                                                             =========================      =========================

         Gross profits for the three months ended September 30, 2003, were $180,750 compared to $69,548 showing an increase in gross profit of approximately 260% from the three months ended September 30, 2002. This increase is due primarily to increased marketing efforts and expansion of the team of independent business associates responsible for selling products.

         Expenses for the three months ended September 30, 2003, showed an overall increase of $225,576 from the 2002 period. This overall increase in expenses is primarily due to costs related to the increase in sales, including increased commission and product shipping expenses. Also included in these expenses is a one-time non-cash expense for consulting services in the amount of $118,500 related to sales and marketing efforts.

         Net loss for the three months ended September 30, 2003 was $420,053 compared to $309,922 for the 2002 period. The increase in net loss is due primarily to the increase in expenses and partially offset by gross profit in the 2003 period.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2003, our cash reserves were not sufficient to cover our working capital deficit of $59,822. Included in current liabilities as of September 30, 2003, are $47,000 of loans that were assigned to Mr. Raymond Grimm, Jr. and Mr. Alfred Hanser in connection with the Stock Purchase Agreement. The remaining other current liabilities of the Company at September 30, 2003 will be paid by FemOne.

As of September 30, 2003, FemOne, Inc, the California corporation, had incurred cumulative net operating losses of $2,010,575.

These factors initially created an uncertainty about the FemOne's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, majority stockholders have committed to fund the expected shortfalls if necessary to attain the Company's goals. This has been demonstrated in the past as evidenced by stockholder notes described in the footnotes to audited financial statements for the period ended December 31, 2002. The unaudited financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern, and may not be representative of the results of operations for the year.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Raymond Grimm, Jr. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.


ITEM 2.  CHANGES IN SECURITIES

On August 20, 2003, the Board of Directors declared a five for one (5 for 1) stock dividend for shareholders of record on September 1, 2003, increasing the total shares outstanding to 38,487,000.

On October 22, 2003, the Company closed an acquisition contract to acquire all of the existing and outstanding shares of common stock of FemOne, Inc., a California corporation. Under the terms of this contract, the Company acquired all of the shares of common stock of the California corporation in exchange solely for 1,000,000 shares of the Company's authorized but unissued common stock. Further, to balance the equities between the shareholders of the parties, 9,586,165 shares of the Company's common stock was retired by Raymond Grimm and Alfred Hanser, the control persons of the Company. Of the authorized and unissued shares of common stock, an aggregate of 3,466,466 shares of common stock is reserved for issuance to the employees of the California corporation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.


ITEM 5.  OTHER INFORMATION

None.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NUMBER DESCRIPTION 3.1 Articles of Incorporation (1)

3.2  By-Laws, as amended (1)

4.1  Share Certificate (1)

31.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Agreement and Plan of Reorganization dated October 15, 2003 (3)

99.4 Independent Auditors Report and Financial Statements for the years ended December 31, 2002 and 2001 for FemOne, Inc., a California corporation.(3)

     1) Filed as an exhibit to the Registrant's Form SB-2 registration statement originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.

     2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A filed on October 15, 2003

     3) Filed as an exhibit to the Registrant's Form 8-K/A filed on October 27, 2003

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K


REPORTS ON FORM 8-K

Report on Form 8-K was filed on September 22, 2003 disclosing the merger and acquisition agreement between New Paltz Capital Corp and FemOne, Inc.

Report on Form 8-K/A was filed on September 22, 2003 correcting report filed related to merger and acquisition between New Paltz Capital Corp and FemOne, Inc.

Report on Form 8-K was filed on October 3, 2003 reporting notice of name change to FemOne, Inc. from New Paltz Capital Corp.

Report on Form 8-K/A was filed on October 27, 2003 reporting close of merger and acquisition contract and disclosing Plan for Reorganization.

Report on Form 8-K was filed on November 12, 2003 reporting increase in certain revenues.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC., a Nevada Corporation

Date:     November 14, 2003



By:   /s/ Raymond Grimm, Jr.
         -----------------------------------
         RAYMOND GRIMM, JR.
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)

FEMONE, INC., a California Corporation

Date:     November 14, 2003



By:   /s/ Raymond Grimm, Jr.
         -----------------------------------
         RAYMOND GRIMM, JR.
         CHIEF EXECUTIVE OFFICER
         CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)

Exhibit 31.1

     CERTIFICATION OF CHIEF EXECUTIVE  OFFICER AND CHIEF FINANCIAL  OFFICER
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, RAYMOND GRIMM, JR., Chief Executive Officer and Chief Financial Officer of FemOne, Inc. (the "Registrant"), certify that;

(1)      I have reviewed this quarterly report on Form10-QSB of FemOne, Inc.

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

(4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 14, 2003

 /s/ Raymond Grimm, Jr.
     ---------------------------------------
     Raymond Grimm, Jr.

CHIEF EXECUTIVE OFFICER AND
CHIEF  FINANCIAL OFFICER
------------------------
(Title)

Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ray Grimm, Jr, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of FemOne, Inc. for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of FemOne, Inc.




By:      Raymond Grimm, Jr.
        -------------------------
Name:    Raymond Grimm, Jr.

Title:   Chief Executive Officer
Date:    November 14, 2003

By:     Raymond Grimm, Jr.
        -------------------------
Name:    Raymond Grimm, Jr.

Title:   Chief Financial Officer
Date:    November 14, 2003