Form 10KSB
period 2003-12-31
FEM ONE INC
filed 2004-04-14
CIK 1161461

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB
(Mark One)
  [X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
                                   Act Of 1934

                   For the fiscal year ended December 31, 2003

              Financial Statement Information in Part F/S Included

   [ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange
                                   Act Of 1934

                  For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 000-49661

                                  FemOne, Inc.

        (Exact name of small Business Issuer as specified in its charter)

                                     Nevada
                 (State or other jurisdiction of incorporation)

                    000-49661                 88-0490890
                  ------------               --------------
           (Commission File Number) (IRS Employer Identification No.)

                         5600 Avenida Encinas, Suite 130
                             Carlsbad, CA 92008, USA

                   (Address and telephone number of principal
                    executive offices and place of business)

         Issuer's telephone number, including area code: (760) 448-2498

Securities registered under Section 12(b) of the Exchange Act: Not Applicable

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,016,208

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $10,243,898, based upon the closing price of such Common Stock on the Over-the-Counter Bulletin Board of $1.15 per share on April 12, 2004, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 26,139,009 as of April 12, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                  FemOne, Inc.
                                   Form 10-KSB
                      For the Year Ended December 31, 2003




ITEM 1.  BUSINESS..................................................................................................................3
------------------

ITEM 2.   PROPERTIES...............................................................................................................9
---------------------

ITEM 3.  LEGAL PROCEEDINGS.........................................................................................................9
--------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................................9
------------------------------------------------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................................................9
----------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................................................11
------------------------------------------------------------------

ITEM 7. FINANCIAL STATEMENTS......................................................................................................14
----------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................14
--------------------------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...........15
-----------------------------------------------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION...................................................................................................16
-------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................................16
-----------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................................17
-------------------------------------------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................................................................................19
------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................................................19
-----------------------------------------------


                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

Forward looking statements necessarily involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expect," "anticipate," "assume", "hope", "plan," "believe," "seek," "estimate," "predict," "approximate," "potential," "continue", or the negative of such terms. Statements including these words and variations of such words, and other similar expressions, are forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable based upon our knowledge of our business, we cannot absolutely predict or guarantee our future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United State and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in the costs of interest rates, insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact our ability to conduct our own business operations.

Forward-looking statements that we make, or that are made by others on our behalf with our knowledge and express permission, are based on a knowledge of our business and the environment in which we operate, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, these cautionary statements qualify all of the forward-looking statements we make herein. We cannot assure the reader that the results or developments anticipated by us will be realized or, even if substantially realized, that those results or developments will result in the expected consequences for us or affect us, our business or our operations in the way we expect. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates, or on any subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS.

We were incorporated on March 14, 2000 under the laws of the State of Nevada as New Paltz Capital Corp. In August 2003, Mr. Ray W. Grimm, Jr., and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp. On October 3, 2003, our name was formally changed to FemOne, Inc. ("FemOne" or the "Company"). At that time, we adopted the business plan of FemOne, a direct selling organization specializing in cosmetics, skin care and nutritional products to promote health and wellness. On October 22, 2003, we completed the acquisition of all of the existing and outstanding shares of common stock of

FemOne, Inc., a privately-held California corporation ("FemOne California").

FemOne California was initially incorporated in the State of California on March 15, 2002 as 2Chansis, Inc. In July 2001 2SIS L.L.C. (also known as 2SIS, Inc.) was formed to become a direct selling company selling cosmetics to college-aged girls. On May 1, 2002, 2Chansis, Inc. and 2 SIS L.L.C. merged together pursuant to a general conveyance and assignment agreement. On November 8, 2002, 2Chansis, Inc. changed its name to FemOne, Inc.

Products and Distribution

Overview

FemOne offers its customers a variety of products to promote health and wellness through two divisions, FemOne and BioPro Technology. Our products are distributed through a team of Independent sales representatives in the United States, and in Canada through our affiliate FemOne/BioPro, Canada. Our products are also available for sale through our websites on the internet (www.femone.com and www.bioprotechnology.com).

FemOne Division

Within the FemOne Division we offer herbal nutritional products under the brand name "FemOne", high quality skin care cosmetics through our sublicensing agreement with Alfred Hanser, for Channoine Cosmetics, cosmetics marketed to young women under the brand name "2SIS", and a weight management system under the brand name LeanCHOICESTM.

FemOne Nutritional & Hormonal Balancing Products:
In late 2002 and early 2003, FemOne launched its own brand of natural nutritional supplements targeting specific health issues of women. The product line consists of six (6) products, including formulas specifically targeting the market of menopausal women, addressing hormonal balance and relief of a host of menopausal symptoms such as hot flashes and night sweats, as well as other vitamin and mineral formulas designed for the overall health and wellness of women. Recent media coverage of studies reported in peer review medical journals indicate potential negative health effects from long term use of hormone replacement therapy (HRT). We believe that these widely reported studies have led a significant portion of the more than 50 million women in the U.S. who were previously prescribed HRT by their doctors to seek a natural alternative, such as the products we offer.

CHANNOINE(R) Skincare/Cosmetics Products:
In May 2002, FemOne entered into a sublicense agreement with Mr. Alfred Hanser, an executive officer and director of FemOne, for the exclusive right to distribute Channoine(R)1 cosmetic products through direct sales in the United States, Canada and Mexico. The sublicense agreement is effective for five years, and includes five consecutive options to extend the term for additional five year periods (for a total of twenty-five more years, should we elect to exercise each of these options) at no additional consideration. FemOne anticipates exercising each of the available terms under this sublicense, and is amortizing the cost over the full thirty year life of the agreement. From inception to December 31, 2003, $10,833 of expense has been amortized relative to this agreement. See "Certain Relationships and Related Transactions."

Channoine(R) Cosmetics is a high-end, European, personal care product line which currently generates in revenues in excess of $100 million annually in Europe through a well-established direct sales and marketing program. Channoine(R) has in excess of 200 products that are highly regarded for their outstanding quality of ingredients and packaging, and for delivery of cosmeceutical-type benefits and affordable pricing. Because of the product's unique benefits on a cellular level, they fit perfectly into FemOne's overall strategy of marketing and selling products designed to protect and enhance the cellular health of our customers. We have sublicensed the right to sell certain of these products in the U.S., which dominates the worldwide cosmetics market with a 24% market share. Skin care sales in the U.S. are projected to reach $7.2 billion by 2005. It is estimated that global sales of cosmetics will reach $120 billion in 2005, and that U.S. sales in that year will reach $29 billion. Industry research estimates that skin care product sales alone will account for almost a quarter of overall cosmetic sales. Our sublicense also permits us to sell ChannoineTM products in Canada and Mexico.

2SIS Color Cosmetics Products:
Complementary to the Channoine(R) product line, we have also developed our 2SIS product line, which targets the rapidly exploding market of cosmetics for high school and collegiate-aged girls. Using our proprietary relationship with a European-based cosmetic-lab, we have developed a stylish, youthful cosmetic line designed to become the "cool brand" for this brand-conscious youth market.

LeanCHOICESTM  Weight Loss System
In January 2004, FemOne introduced its LeanCHOICESTM Weight Loss System. It addresses a large and growing market in which, according to media reports, over 50% of the North American population is clinically obese. Our weight loss system features advanced nutritional products that incorporate an ingredient known as high-viscosity glucomannan, a "zero-calorie" pure fiber food that traps fat and aids in weight loss, as well as a natural metabolism enhancing supplement and custom recipes developed for the LeanCHOICESTM System.

LeanCHOICESTM, Celebrity Endorsement - Jennifer O'Neill, a former actress, film and television star, has joined forces with FemOne to actively promote our LeanCHOICESTM program. Ms. O'Neill, who for an unprecedented 30 years has been a Cover Girl Cosmetics spokesperson and has written and released four successful books, is especially interested in women's health. We anticipate that as a result of the unique and effective features of the LeanCHOICESTM Weight Loss System, together with Ms. O'Neill's promotion of the program, it will become a significant portion of the total revenues generated by FemOne within the next 12 months.

BioPro Technology Division

In January 2004, FemOne launched a new technology division named "BioPro Technology". The division's first product is a revolutionary technology named "BIOTRON"2. In February 2004, the Company acquired the exclusive multi-level marketing distribution rights to the technology in the U.S., Canada and Mexico. This technology, developed by a German team of researchers at Energy Transfer Corporation, is designed to harmonize/neutralize dangerous electromagnetic frequencies into harmless waves that can be absorbed by our bodies, and is intended to prevent long-term health risks associated with harmful radiation. The first practical application selected by FemOne for the multi-purpose technology is harmonization/neutralization of the electromagnetic radiation emitted by cellular telephones. Since the evidence that cell phone radiation poses significant long-term health risks has been mounting over the past few years, consumers are looking for protection from these risks. The market potential just for this application of the technology is large, measured by the 145 million current cell phone users in North America (1.2 billion worldwide). The Company is purchasing hand held devices that demonstrate the effectiveness of the BIOTRON technology. This is done by measuring the energy and stress levels of individuals using cell phones without the BIOTRON technology and comparing it to their energy and stress levels when they use the identical phones with the BIOTRON technology. The hand held devices show that without BIOTRON, both energy and stress levels are clearly in unhealthy ranges within minutes of holding a phone in their hand. With the BIOTRON Cell Chip attached, no such shift in energy and stress response can be observed; people remain in the healthy ranges, despite using their cell phone. FemOne plans to introduce a variety of products incorporating the BIOTRON technology, including EMF-Harmonization devices for televisions, personal computers, and other electronic devices. In keeping with the Company's focus on enhancing people's inner and outer health, the BioPro Technology Division's goal is to provide families across North America and beyond with a variety of products designed to protect the health and wellbeing of their families.

Competition

The nutritional supplement, cosmetic, skincare, weight management and health technology industries are all highly competitive. FemOne has many competitors in these areas including retail establishments specializing in these products, department stores, and weight management establishments. FemOne believes that the personalized customer service offered by its independent sales representatives and the high quality of its products will assist in establishing a competitive position. However, many of our competitors in each of these market segments have greater financial and other resources than we do, and better-established name recognition in their respective markets, and we may not be able to compete effectively against these companies due to their access to greater resources.

Promotion and Marketing

FemOne's promotion and sales development activities are directed at assisting our Independent sales representatives to market and sell our products, through the use of company sales brochures, product samples, product demonstrations, motivational training sessions and frequent conference calls. We motivate our independent sales representatives' through promotions, contests and special incentives that reward superior sales performance. We hold periodic sales meetings to recognize performance, introduce new products, provide sales training and empowerment of the independent sales force.

FemOne Canada, Inc.

In May 2002, we assigned our Canadian distribution rights to all of our US products in exchange for 38.75% of the outstanding ownership interests in FemOne Canada, Inc., ("FemOne/BioPro Canada). In July 2003, this agreement was amended to decrease the portion of ownership by the Company to 30%, in exchange for a nominal amount. The agreement provides that we supply FemOne/BioPro Canada with inventory and marketing aids at a price equal to our cost. See "Certain Relationships and Related Transactions."

Product Liability Insurance

FemOne maintains product liability insurance in an aggregate of $1.0 million per occurrence.

Employees

As of March 31, 2004, the Company had 10 full-time employees including Mr. Grimm and Mr. Hanser. Of these employees, 3 serve in sales and marketing departments, 5 serve in administration and 2 in distribution.

Consultants

From time to time, the Company engages consultants to assist in its business operations. The Company currently has consulting agreements in place for website services, sales management, legal services, and financial advisory services.

Bluewave Innovations

Certain of FemOne's officers were also founders and officers of Bluewave Innovations, a direct selling company targeting sales to young adults through a team of college-aged independent sales associates. Between November 2003 and March 2004, Bluewave marketed certain of the same products under the 2SIS and Channoine(R) product lines as FemOne. Our management does not believe that sales resulting from Bluewave distracted from potential FemOne sales, as the demographic of the sales force is young college-aged independent sales representatives, and differs from the demographic of the independent sales representatives' selling these products on behalf of FemOne. In March, 2004, Bluewave Innovations' operations were abandoned.

RISK FACTORS

An investment in the Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

                  Risks Related to Our Business

         If the number or productivity of our independent distributors does not increase, our revenue will not increase.

         We distribute our products exclusively through independent distributors, and we depend upon them for substantially all of our revenue. In addition, we expect to rely on a small number of distributors for a large portion of our revenues. As a result, to increase our revenue, our distributors must increase in number, become more productive, or both. We cannot assure you that our distributors will increase or maintain their current number or levels of productivity. Our distributors may terminate their services to us at any time, and we expect to experience turnover among our distributors from year to year. We also cannot accurately predict how the number and productivity of our distributors may fluctuate because we rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. The number and productivity of our distributors depends upon several additional factors, including:

o the emergence of any adverse publicity regarding us, our products or our competitors, o the public's perception of our products, their ingredients and their ability to perform as advertised, o the public's perception of our distributors and direct selling businesses in general, o general economic and business conditions, in the United States and in other countries where we sell product or source inventories or technology, and

o  fluctuations  in general
market  conditions,   labor  conditions,   currency  rates,  tariffs  and  trade
relationships and other factors impacting our ability to source and sell our products outside of the United States.

Adverse publicity could reduce the size of our distribution force and consequently reduce our revenue.

Adverse publicity could reduce the size of our distribution force and consequently reduce our revenue. Specifically, we are susceptible to adverse publicity concerning:

o the quality of our company's and competitors' products and product ingredients; o the usefulness of the technology incorporated into the products we sell, and its ability to perform as described;
o regulatory  investigation
into our company or competitors and their respective products; and o the public perception of direct selling businesses generally.

Distributor actions that result in adverse publicity could also harm our business. Because our distributors are independent contractors and not employees, we cannot provide to them the same level of direction, motivation and oversight as we would to our employees. We may have difficulties enforcing our policies and procedures governing our distributors because of their independence, their large number and regulations in some countries that limit our ability to monitor and control the sales practices of distributors or terminate relationships with distributors.

         Intense competition and technological change may render our products uncompetitive or obsolete.

         We also compete with other direct selling companies for distributors. Our business and results of operations may be harmed by market conditions and competition in the future. Many of our competitors have much greater name recognition and financial and other resources than we have, which may give them a competitive advantage.

     Claims that use of our products produces negative health effects may arise and hurt our sales and financial condition

         We may receive consumer complaints, or allegations, that the use of our products produced adverse health effects. These complaints, if they became the subject of lawsuits or of widespread publicity, could seriously damage our business.

     We have only been offering our products to the public for a limited amount of time and cannot assure you that they will achieve widespread market acceptance.

         We began to offer our Channoine(R) skincare products to the public on June 1, 2002, our 2SIS cosmetics products on August 10, 2002, our FemOne nutritional products on September 28, 2002, our LeanCHOICESTM weight control products and program on February 6, 2004, and our Biotron electromagnetic frequency harmonization products on February 19, 2004. A decision to invest in FemOne must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

o        strengthen awareness of our  products;
o        respond to competitive developments;
o        continue to upgrade and expand our line of products; and
o continue to attract, retain, and motivate our employees and independent distributors.

     We cannot be certain that we will be able to successfully address each these risks.


     We are a young company that has never been profitable.

     Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have retained a deficit. We expect our operating losses and negative cash flows to continue into the future as we continue to incur significant expenses in marketing our products and establishing an inventory. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

                  Losing any of our limited suppliers or rights to sell our products could harm our business.

         We currently acquire products and ingredients from the suppliers we consider to be the best suppliers of our products and ingredients, and in some cases they represent our sole source of supply. Any disruption in our relationship with our sole suppliers could materially and adversely harm our business.

     We may not be able to adequately protect our proprietary rights. Our products are valuable based in part on their proprietary nature. Our marketing strength is also based in part upon our know-how of the direct selling industry. Our ability to market our products and take advantage of our know-how depends upon our ability to prevent others from infringing upon our intellectual property and other proprietary rights. We rely upon a combination of statutory protections and common law rights to establish and protect our proprietary rights.

     While we intend to monitor closely and take steps to protect our intellectual property rights, including (among other things) obtaining signed non-disclosure agreements prior to disclosing confidential information, there can be no assurance that these rights will remain protected in any or all markets, or that unauthorized third parties will not gain access to, and potentially impair or destroy, protected intellectual property rights. We may not have knowledge of any infringement or violation of our rights in time to protect them, and, even if we do, we may not have sufficient resources to engage in protracted and expensive litigation or other means to enforce our rights. If any of our material intellectual property rights were to be infringed upon, it could have a materially adverse impact upon our business and financial condition. Similarly, if any party were to assert that our technology infringes upon the rights of others, it could also have a materially adverse impact upon our ability to conduct our business, and/or our financial condition or future prospects, even if that assertion was ultimately found to be untrue.

     We rely upon license and other contractual rights to operate our business.

Our business model is based upon the sale of products and technologies developed by others and licensed to FemOne for distribution within the territories specified, and under the terms provided in, the applicable licensing agreement. Our ability to maintain our business, then, is dependent upon the strength of our contracts with our licensors and other contracting parties, as well as the financial health of these parties throughout the term of each agreement. If any party which has licensed us a product or technology that represents a significant part of our revenues were to violate or revoke that agreement, or become financially insolvent or bankrupt, it could have a materially adverse impact upon our business and financial condition.


                  Our future financial results will fluctuate significantly.

         As a result of our limited operating history, we cannot predict our future revenues or operating results. We do, however, expect our future revenues and operating results to fluctuate significantly.

         Our future operating expenses are expected to increase in future periods as we intend to expand our sales and marketing operations to promote our products and acquire distributors, expand our service capabilities and improve our internal operating and financial systems. In addition, our operating expenses are based on our expectations of future revenues, and are relatively fixed in the short term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses increase before our revenues do, then our business for a particular period would be materially adversely affected.

         Because of all of these factors and the other risks discussed in this section, we believe that our quarterly and annual revenues, expenses and operating results likely will vary significantly in the future. Accordingly, you should not rely on period-to-period comparisons of our results of operations as an indication of our future performance.

         We require additional funds to support our business operations.

         We require additional capital in order to implement our current business plan as contemplated in this report. FemOne intends to attempt to raise funds during the second fiscal quarter of 2004 through the sale of equity in private transactions to accredited investors in transactions exempt from the registration requirements of the federal and state securities laws. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $1,500,000, then we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also be necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that FemOne will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

         If we do raise the funds we require to grow the business, it could result in substantial dilution to our existing shareholders.

         To the extent that we are able to identify accredited investors who will purchase equity securities from us, it may be that the terms on which such equity is sold will be more favorable than the price of our common stock at market. To the extent that we are unable to sell our securities for effectively the price at which our common stock can be bought in the public markets, then we may be forced to sell our securities for less than their market value, which could result in substantial dilution to our existing shareholders which is disproportionate to the value of the funds received by us in such transaction. There is no guarantee that additional financing will be available to us on acceptable terms when needed, or at all.

         Our failure to effectively manage our growth could have a material adverse effect on our business.

         We expect our business to grow rapidly. Such growth will place a significant strain on our management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce. We expect that the number of our employees and distributors will continue to increase for the foreseeable future. We will have to maintain close coordination among our technical, accounting, finance, marketing and sales departments.

                  If we are unable to retain key personnel or attract new personnel, it could have a material adverse effect on our business.

         The loss of services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future would have a material adverse effect on our business. We do not maintain key person life insurance on any of our employees. Our future success also depends on our ability to attract, retain, integrate and motivate highly skilled computer programmers and other employees.

Risks Related To Our Industry

         Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our sales and profitability to decline.

         Various government agencies in the United States and throughout the world regulate direct sales practices. If we are unable to continue our business in our existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline. Additionally, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. Also, if any governmental authority brings a regulatory enforcement action against us that interrupts our direct sales efforts, or which results in a significant fine or penalty assessed against us, our business could suffer.

                  Government regulation of certain of our products may restrict our ability to introduce or maintain these products in some markets and could harm our business as a result.

         Our products and our related marketing and advertising efforts are subject to extensive government regulation. We may be unable to introduce our products in some markets if we fail to obtain needed regulatory approvals, or if any product ingredients are prohibited. Failure to introduce or delays in introducing our products could reduce our revenue and decrease our profitability. Regulators also may prohibit us from making therapeutic claims about our products even if we have research and independent studies supporting such claims. These product claim restrictions could lower sales of some products. Even where our products are currently marketed, the applicable governments could change their laws, making it impossible for us to maintain sales in those areas. Either an inability to introduce our products into new geographic markets or our inability to continue to market and sell them in our existing ones, would have a materially adverse effect upon our business and financial condition.

                  Our failure to comply with government regulation of our products and sales methods, including by our distributor network, may result in significant penalties or claims, any of which may result in enforcement action by the relevant regulatory agency.

         The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by a number of governmental agencies. U.S. federal agencies governing aspects of our business include (but are not limited to) the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Department of the Treasury, and the Environmental Protection Agency. Our products and distributor network are also subject to state and local laws and regulations, as well as those of foreign countries in which our products are marketed or sold. Our failure to comply with these regulations may adversely affect our ability to continue to offer our products, the imposition of substantial penalties, and/or result in significant claims, any of which may result in loss or reduction of sales and adversely affect our financial condition and the value of our common stock.

ITEM 2.   PROPERTIES.

FemOne leases two facilities in Carlsbad, California. The Company occupies 4,926 square feet located at 5600 Avenida Encinas, Suite 130 for its corporate and executive offices. The Company's warehouse facility occupies 2,515 square feet at 5115 Avenida Encinas, Suite H. Each lease is renewable in one or two year terms. Our aggregate lease payments in 2003 were $114,407, and our expected aggregate lease payments for 2004 are $115,450.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Description of Securities
Our shares are listed on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "FEMO". From inception to October 9, 2003, our shares were traded under the symbol "NPZC." On October 9, 2003 our symbol was changed to "FEMO." Our shares of voting common stock became eligible for trading in the second calendar quarter of 2002. Of our total issued and outstanding common stock, 8,487,000 shares are free trading, and the balance are restricted stock as that term is used in Rule 144. Prior to September 22, 2003, there was no active market in our stock.

The following table sets forth the high and low bid prices for our common stock for the quarters from September 22, 2003 to March 31, 2004:

                                                           Closing Bid             Closing Ask
                                                        High        Low         High         Low
        2003
        Third quarter (09/22/2003 - 09/30/2003)         1.47        0.00        1.55         0.00
        Fourth quarter                                  1.59        0.05        1.70         0.25

        2004
        First Quarter                                   1.51        0.51        1.55         0.62

The above information was provided by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Common Stock
The number of shareholders of record of our common stock on April 12, 2004 was approximately 117, excluding approximately 5.9 million shares of common stock held by Cede & Co. Our management believes that we have in excess of 500 shareholders in total.

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

As of December 31, 2003 we had neither declared nor paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all earnings in order to finance further expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in compliance with the Nevada Revised Statutes.

In January 2003, the FemOne California adopted a 2003 Stock Option/Stock Issuance Plan (the "2003 Plan") providing for the right to issue to certain officers, key employees and other persons incentive stock options and/or direct stock grants as additional compensation for services rendered on behalf of FemOne California. Under the 2003 Plan, stock options granted by the Board of Directors of FemOne California vest over a period of up to five years, and expire within ten years from the date they are granted. In January 2003, a total of 910,795 stock options were granted to eligible persons under the 2003 Plan, which options are exercisable at a price of five cents ($0.05) per share. Of that amount, approximately 29% were immediately exercisable on the date they were issued, and the remaining 71% vested equally over four years from such date. In September 2003, another 46,575 stock options were granted under the 2003 Plan, also with an exercise price of five cents ($0.05) per share. Of that amount, approximately 20% were immediately exercisable on the date they were issued, and the remaining 80% vested equally over four years from such date. Additionally, at various times throughout 2003, FemOne California granted to employees 1,892,676 options to purchase common stock at exercise prices ranging from five cents ($0.05) to sixty-five cents ($0.65) per share, and vesting over five years from the dates they were issued. At December 31, 2003, there were a total of 2,849,746 options outstanding pursuant to the 2003 Plan.

The 2003 Plan adopted by FemOne California contemplated the issuance of securities to its employees and others who render services to it, as well as the employees and other persons who render services to any parent or subsidiary corporation of FemOne California. Since the merger pursuant to which we became a public corporation, the 2003 Plan has not been adopted as a stock incentive plan by us (as the parent corporation of FemOne California). It is our intention to have the 2003 Plan amended and restated as the stock incentive plan of FemOne, Inc., and to permit us to issue stock options and direct stock grants as incentive compensation for the employees, officers, directors and other persons rendering services to us, as well as our subsidiary corporations. To accomplish this, we will have to put the matter to a vote of our shareholders for approval, which we intend to do at our annual shareholders' meeting for 2004. We have taken the position that options issued and outstanding prior to the date of our reorganization by reverse merger became option obligations of FemOne, Inc. by virtue of the reverse merger and consistent with the terms of the 2003 Plan.

Please refer to Note 8 in our Financial Statements, under Item 7, for additional information about the 2003 Plan and the options issued under it.

Recent Issuances of Unregistered Securities
Between June 30, 2003 and December 31, 2003, we issued 1,025,400 unregistered shares of our common stock as described below:

o an aggregate of 1,000,000 shares were issued to the shareholders of FemOne, California in connection with the merger agreement discussed above. Of these shares, Mr. Grimm and Mr. Hanser received (in addition to their shares received under the Stock Purchase Agreement above) 431,307 and 323,356 shares, respectively.
o 17,400 shares were issued to a consultant for services.
o 8,000 shares were issued to various individuals as a bonus for meeting sales performance criteria.

We have reserved for issuance 237,000 shares of restricted common stock to be issued to the president of FemOne/BioPro, Canada for consulting services in 2003, pursuant to the agreement with FemOne/BioPro Canada discussed above.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in
Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of FemOne's business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the other referenced in this report, those discussed under the heading "Risk Factors" earlier in this document.

         Overview

FemOne, Inc. is an early stage company which markets, sells and distributes a variety of products designed to provide consumers with items that protect and enhance their health and wellness, including at the cellular level. We have two operating divisions within our company: the FemOne Division and the BioPro Technology Division. The FemOne Division currently markets and sells cosmetic products under the brand names Channoine(R) and 2SIS, natural nutritional and hormonal balancing products under the brand name FemOne, and a weight loss system under the brand name LeanCHOICESTM. The BioPro Technology Division markets and sells products which incorporate a revolutionary technology known as BioTron that is intended to prevent long-term health risks associated with exposure to harmful radiation by harmonizing and neutralizing dangerous electromagnetic frequencies into harmless waves that can be absorbed by the body without material risk. The first product which we are marketing using BioTron technology is a cell chip which, when affixed to cellular telephones, is designed to harmonize and neutralize the harmful electromagnetic radiation which such telephones may emit. All of our products are sold and marketed under agreements with their respective inventors or suppliers, which permit us to market, sell and distribute these products throughout North America. We are developing our own branding and marketing campaigns for the technologies and products which we license, and a substantial amount of the value which we believe we can create in FemOne is related to the exploitation of our intellectual property and other proprietary rights. As we grow, we anticipate adding additional product lines to our existing operating divisions, as well as potentially adding new divisions through future product line expansion and/or acquisition.

RESULTS OF OPERATIONS

Results of operations for the years ended December 31, 2003 and 2002 include revenues and related expenses for the Company's products under the FemOne Division including the products branded FemOne, Channoine(R) and 2SIS. There are no profits or expenses attributable for products branded LeanCHOICESTM and products offered in our BioPro Technology Division as they were launched in 2004.

REVENUES
         Net Sales for the year ended December 31, 2003 increased to $1,016,208 from $300,341 for the year ended December 31, 2002. Included in net sales for 2003 are sales to our Canadian subsidiary and a related party of $55,910 representing a pass-through of inventories at cost. Our revenues for 2003 in the FemOne Division were comprised of the following:

|X| 69% from sales of FemOne nutritional supplements; (increase of 39% from
2002) |X| 24% from sales of Channoine(R) cosmetic products; (decrease of 31% from 2002) |X| 7% from sales of 2SIS cosmetic products (decrease of 8% from
2002)

         During 2003, approximately $29,364 of our revenues were generated from the sale of inventory to Bluewave Innovations, which abandoned its operations in the first quarter of 2004.

COST OF SALES
         Cost of sales for the year ended December 31, 2003 increased to $335,882 from $88,636 for the year ended December 31, 2002. The overall increase in cost of sales is attributable to our increase in net sales.

GROSS PROFITS
         Gross profits for the year ended December 31, 2003 increased to $680,326 from $211,705 for the year ended December 31, 2002. The overall increase in gross profits of approximately 221% is directly attributable to the overall increase in net sales in 2003. We attribute these results to an increase in our marketing efforts, the availability of new products and expansion of our team of independent sales representatives responsible for selling our products.

EXPENSES
         Total expenses for the year ended December 31, 2003 increased to $2,000,590 from $1,071,040 from the year ended December 31, 2002. The overall increase in expenses of approximately 87% over the prior year is discussed below in the analysis of Order Fulfillment Costs, Sales and Marketing Expenses, and General and Administrative Expenses:

Order Fulfillment Costs
         Order fulfillment costs for the year ended December 31, 2003 increased to $551,548 from $174,545 for the year ended December 31, 2002, an increase of approximately 216% over the prior year. The overall increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions.

Sales and Marketing Expenses
         Sales and marketing expenses for the year ended December 31, 2003 increased to $706,351 from $442,503 for the year ended December 31, 2002. The overall increase (of approximately 60%) in sales and marketing expenses between the years ended 2002 and 2003 represents our efforts to build our website, as well as operations to support our outside independent sales force. The year ended 2003 includes a full year of compensation to our employees and consultants for their services, which amounted to approximately $454,000 in the aggregate. Also, included in total sales and marketing expenses for 2003 are non-cash expenses of $118,500 attributable to compensation paid in stock to the president of our Canadian subsidiary for his sales and marketing efforts during such year, $17,748 of compensation for consulting services paid in stock, and $6,400 attributed to compensation expense to certain independent sales representatives for bonus paid in stock for meeting sales targets.

General and Administrative Expenses
         General and administrative expenses for the year ended December 31, 2003 increased to $742,691 from $453,992 for the year ended December 31, 2002. The overall increase in expenses between the years ended 2002 and 2003 is representative of the Company's growth in 2003 in its start-up phase, and represented an increase of approximately 64% over the prior year. The year ended 2003 includes a full year of compensation expense to our executive officers and administrative staff and increased professional fees.

Other Income and Expense
         Other income and expense for the year ended December 31, 2003 increased net expenses of $83,076 from net income of $5,914 from the year ended December 31, 2002. Included in other income and expense are net losses recorded in connection with our equity investment in FemOne/BioPro Canada of $41,086 (which decreased by $16,246 in 2003), interest expense of $34,997 (which increased by $11,887 in 2003 due to higher outstanding loans payable during that fiscal year), and other expenses of $6,993.

NET LOSS
         Net loss for the year ended December 31, 2003 increased to $1,403,340 from $853,421 from the year ended December 31, 2002. The overall increase in net loss of approximately 64% from 2002 is due primarily to the overall increase in expenses we experienced during that fiscal year and was partially offset by the gross profit we generated during the same period.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2003, our cash reserves are not sufficient to cover our working capital deficit of $244,730. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of FemOne to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources for FemOne include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have committed to fund our expected shortfalls, if necessary, for a certain period to attain our goals. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries described in the footnotes to audited financial statements contained elsewhere in this report.

ITEM 7. FINANCIAL STATEMENTS


The following documents form part of the report on the Financial Statements:


                                                                            PAGE


Independent Auditors'Report                                                  F-1
Independent Auditors'Report                                                  F-2
Consolidated Balance Sheet                                                   F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statement of Stockholders' (Deficit)                            F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                                   F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
FemOne, Inc. (dba 2Sis and Channoine)
Carlsbad, California

We have audited the balance sheet of FemOne, Inc. (the Company) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FemOne, Inc. at December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 11 to the financial statements, the Company has suffered recurring losses from operations, has limited capital resources and has a high debt leverage position. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




San Diego, California                              PKF
March 4, 2003                                      Certified Public Accountants
                                                   A Professional Corporation

                          Independent Auditors' Report


Board of Directors and Stockholders
FemOne, Inc.

We have audited the accompanying balance sheet of FemOne, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FemOne, Inc. as of December 31, 2002 were audited by other auditors whose report, dated March 4, 2003 (except for Note 11 for which the date is March 21, 2003) on those statements included an explanatory paragraph that raised doubt about the Company's ability to continue as a going concern described in Note 10 to the financial statements.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of FemOne, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PETERSON & CO., LLP

April 12, 2004
San Diego, California

                                  FemOne, Inc.
                                 Balance Sheets
                        As of December 31, 2003 and 2002


                                                                             2003                       2002
                                                                     ----------------------     ----------------------

ASSETS
   Current assets
     Cash                                                                    $       1,820              $         918
     Accounts receivable, net of allowance for doubtful
         accounts in the amount of $0                                               10,687                          -
     Inventory                                                                     406,138                    405,679
     Prepaid and other current assets                                               10,578                      9,638
                                                                     ----------------------     ----------------------

         Total current assets                                                      429,223                    416,235

   Property and equipment
     Computer and office equipment                                                  17,458                     12,726
     Furniture and fixtures                                                          7,412                      5,500
     Leasehold improvements                                                          4,171                      2,594
     Software                                                                       41,250                          -
                                                                     ----------------------     ----------------------

                                                                                    70,291                     20,820
         Less: Accumulated depreciation                                           (13,949)                    (3,420)
                                                                     ----------------------     ----------------------

         Property and equipment, net                                                56,342                     17,400

   Other assets
     Sublicense agreement, net                                                     184,167                    190,667
     Website development, net                                                       31,201                     35,037
     Investment in affiliate                                                             -                     41,085
     Deposits                                                                        4,439                      2,400
                                                                     ----------------------     ----------------------

         Total other assets                                                        219,807                    269,189
                                                                     ----------------------     ----------------------

              Total assets                                                  $      705,372             $      702,824
                                                                     ======================     ======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   Current liabilities
     Accounts payable                                                       $      167,451             $      215,726
     Accrued liabilities                                                            93,820                     17,968
     Accrued commissions                                                            37,467                     19,419
     Accrued payroll and payroll tax                                                14,237                      6,928
     Customer deposits - related party                                                   -                      8,229
     Deferred compensation                                                         279,584                    134,099
     Notes payable                                                                       -                    185,864
     Notes payable - related parties                                                81,394                     49,616
                                                                     ----------------------     ----------------------

         Total current liabilities                                                 673,953                    637,849
   Long-term liabilities
     Notes payable - related party                                                 360,025                    496,526
                                                                     ----------------------     ----------------------

         Total liabilities                                                       1,033,978                  1,134,375

   Stockholders' equity (deficit)
     Common stock, 100,000,000 common shares
         authorized, no par value, 8,612,800
         shares issued and outstanding                                                   -                    466,667
     Common Stock, 75,000,000 common shares
         authorized, $0.001 par value, 26,139,009
         shares issued and outstanding                                              26,140                          -
     Additional paid in capital                                                  1,828,312                          -
     Common stock subscribed, 237,000 shares                                       118,500                          -
     Accumulated deficit                                                       (2,301,558)                  (898,218)
                                                                     ----------------------     ----------------------

         Total stockholders' equity (deficit)                                    (328,606)                  (431,551)
                                                                     ----------------------     ----------------------



             Total liabilities and stockholders' equity                     $      705,372             $      702,824
(deficit)

    The accompanying notes are an integral part of these financial statements

                                  FemOne, Inc.
                            Statements of Operations
                 For the Years Ended December 31, 2003 and 2002

                                                                               2003
                                                                                                          2002
                                                                       ----------------------    -----------------------

      REVENUES
            Product sales                                                    $     1,016,208             $      300,341
            Cost of sales                                                            335,882                     88,636
                                                                       ----------------------    -----------------------
                                                                        ----------------------    -----------------------
      GROSS PROFIT                                                                   680,326                    211,705

      EXPENSES
            Order fulfillment costs                                                  551,548                    174,545
            Sales and marketing                                                      706,351                    442,503
            General and administrative                                               742,691                    453,992
                                                                       ----------------------    -----------------------

               Total operating expenses                                            2,000,590                  1,071,040
                                                                       ----------------------    -----------------------

      NET LOSS FROM OPERATIONS                                                   (1,320,264)                  (859,335)
                                                                       ----------------------    -----------------------

      OTHER INCOME (EXPENSES)
            Other income                                                                   -                     13,559
            Gain on exchange of assets for equity
               investment in affiliate                                                     -                     72,050
            Equity in net loss of affiliate                                         (41,086)                   (57,332)
            Interest and finance charges                                            (34,997)                   (22,363)
            Other expenses                                                           (6,993)                          -
                                                                       ----------------------    -----------------------

               Total other income (expenses)                                        (83,076)                      5,914
                                                                       ----------------------    -----------------------


      LOSS BEFORE PROVISION FOR INCOME TAXES                                     (1,403,340)                  (853,421)

      PROVISION FOR INCOME TAXES                                                          -                         -
                                                                       ----------------------    -----------------------

      NET LOSS                                                              $    (1,403,340)            $     (853,421)
                                                                       ======================    =======================


      NET LOSS PER COMMON SHARE - Basic and Diluted                           $       (0.08)             $       (0.18)
                                                                       ======================    =======================


      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic
      and Diluted                                                                 17,375,905                  4,639,663
                                                                       ======================    =======================

    The accompanying notes are an integral part of these financial statements

                                  FemOne, Inc.
                  Statements of Stockholders' Equity (Deficit)

                                                                                               Retained
                                                                           Additional          Earnings
                                            Number          Common           Paid in          Accumulated
                                           Of Shares         Stock           Capital           (Deficit)              Total
  Balance, December 31, 2001                   -               -
                                                                            $    48,000        $   (44,797)           $   3,203

Issuance of common stock in
connection        with sublicense           3,998,800        216,667                                                    216,667
agreement
Issuance of common stock                    4,614,000        250,000           (48,000)                                 202,000
Net loss                                                                                          (922,857)           (922,857)
   Balance as originally reported,
December 31, 2002                           8,612,800        466,667                  -           (967,654)           (500,987)
Prior period adjustment to correct
  equity investment in affiliate                                                                     69,436              69,436
  Balance as restated,
December 31, 2002                           8,612,800        466,667                  -           (898,218)           (431,551)
Issuance of common stock in exchange
   for loan forgiveness                       719,784         39,000                                                     39,000
Issuance of common stock from
   private financing, net of
   issuance costs of $82,800                2,733,966      1,209,057                                                  1,209,057
Issuance of common stock from
   conversion of convertible notes
   and accrued interest                       300,000        156,361                                                    156,361
Shares acquired in merger transaction      34,699,774         34,700           (92,772)                                (58,072)
Shares retired in merger transaction      (9,586,165)        (9,586)              9,586                                       -
Shares retired in merger transaction      (12,366,550)     (1,871,084)        1,871,084                                       -
Shares issued in merger transaction         1,000,000          1,000            (1,000)                                       -
Compensation expense for shares
   subscribed                                                                   118,500                                 118,500
Issuance of shares for compensation            17,400             17             17,731                                  17,748
Issuance of shares for compensation             8,000              8              6,392                                   6,400
Compensation expense for issuance of
   stock options                                                                 17,291                                  17,291
Net loss                                                                                        (1,403,340)         (1,403,340)

Balance, December 31, 2003                 26,139,009      $               $  1,946,812      $  (2,301,558)         $ (328,606)
                                                              26,140

The accompanying notes are an integral part of these financial statements

                                  FemOne, Inc.
                      Consolidated Statements of Cash Flows
                 For the Years ended December 31, 2003 and 2002

                                                                                                         2002
                                                                               2003
                                                                      -----------------------    ----------------------
                                                                      ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                    $    (1,403,340)     $           (853,421)
Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                            30,587                    14,761
     Equity in net loss of affiliate                                                  41,085                    57,332
     Interest                                                                          6,361                         -
     Options issued as compensation                                                   17,291                         -
     Stock-based compensation                                                        142,648                         -
     Gain on exchange of assets for equity investment in
affiliate                                                                                  -                  (72,050)
Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                                              (10,687)
   Inventory                                                                        (34,427)                 (387,663)
   Prepaid expenses                                                                    (940)                   (3,019)
   Deposits                                                                          (2,039)                   (2,400)
   Accounts payable                                                                 (28,392)                   183,812
   Accrued payroll and payroll related expenses                                       25,357                     5,470
   Customer deposits - related party                                                       -                    11,348
   Allowance for sales returns                                                             -                     4,300
   Deferred compensation and accrued expenses                                        221,339                   165,525
                                                                      -----------------------    ----------------------
                                                                      ----------------------    ----------------------
      Net cash used in operating activities                                        (995,157)                 (876,005)
                                                                      -----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                              (49,471)                  (20,819)
   Website development                                                               (9,722)                  (46,746)
                                                                      -----------------------    ----------------------
                                                                      ----------------------    ----------------------
      Net cash used in investing activities                                         (59,193)                  (67,565)
                                                                      -----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                                                   (28,498)                    28,498
   Net proceeds from issuance of common stock                                      1,209,057                   202,000
   Proceeds from notes payable, related parties                                      526,558                   528,126
   Repayment of notes payable                                                      (651,865)                  (14,136)
   Proceeds from notes payable                                                                                 200,000
                                                                      ----------------------    ----------------------
      Net cash provided by financing activities                                    1,055,252                   944,488
                                                                      -----------------------    ----------------------
      Net increase in cash                                                               902                       918

Cash and cash equivalents at beginning of year                                           918                         -
                                                                      -----------------------    ----------------------
                                                                      ----------------------    ----------------------
Cash and cash equivalents at end of year                                       $       1,820     $
                                                                                                              918
                                                                      =======================    ======================
                                                                      ======================    ======================

SUPPLEMENTAL DISCLOSURES
   Interest Paid                                                      $ -                        $7,364
   Income Taxes Paid                                                  $                          $-

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Shares issued in exchange for related party loan                   $39,000
   Shares issued for convertible note                                 $150,000
   Inventory exchanged for related party loan                         $33,967                    $18,016
   Obtained sublicense agreement through the issuance of common                                  $216,667
   stock
   Exchange of assets for equity investment in affiliate                                         $144,000

    The accompanying notes are an integral part of these financial statements

                                  FemOne, Inc.
                        Notes to the Financial Statements


NOTE 1.  ORGANIZATION AND BUSINESS COMBINATION

FemOne, Inc., (the California Corporation) was initially incorporated in the State of California on March 15, 2003 as 2Chansis, Inc. In July 2001, 2SIS LLC (also known as 2SIS, Inc.) was formed to become a direct selling company selling cosmetics to college aged girls. On May 1, 2002, 2Chansis, Inc. and 2SIS LLC merged together pursuant to a general conveyance and assignment agreement. On November 8, 2002, 2Chansis, Inc. changed its name to FemOne.

In August 2003, Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp., which was incorporated on March 14, 2000 under the laws of the State of Nevada On October 3, 2003, New Paltz Capital Corp. formally changed its name to FemOne, Inc. (the Company) and adopted the business plan of the California Corporation abandoning its previous business plan as a mineral exploration company. On October 22, 2003, FemOne, the California Corporation, exchanged all of its 12,366,550 outstanding shares of common stock for 1,000,000 shares of New Paltz Capital Corp., now named FemOne, Inc. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders equity. FemOne, Inc. is a producer and distributor of various lines of cosmetics, skin care and nutritional products in the United States and Canada.

During 2003, FemOne, Inc. had three product lines, nutritional products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In January 2004, under the FemOne division, the Company introduced its Lean Choices Weight Management System. In February 2004, the Company introduced its BioPro Technology division, carrying a line of products that are designed to harmonize and neutralize electromagnetic frequencies. The first product introduced is a product to harmonize/neutralize electromagnetic radiation emitted by cell phones.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The Company uses the equity method of accounting for investments in affiliates, which are owned 50% or less.

Cash and Cash Equivalents Cash and cash equivalents include short-term, highly liquid investments that are convertible to known amounts of cash and are of an original maturity of three months or less.

Revenue Recognition Revenue is recognized when products are shipped, the sale is fixed and determinable, and collection is reasonably assured.

Shipping and Handling Costs Shipping and handling costs for purchased goods are included in cost of sales, however, shipping and handling costs associated with customer orders are not included in cost of goods sold but have been shown separately in the income statement as order fulfillment costs.

                                  FemOne, Inc.
                        Notes to the Financial Statements


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
Advertising costs are charged to expense as incurred.

Inventory Inventories consist of finished goods and are valued at the lower of cost or market, on the first-in, first-out method.

Property and Equipment Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives, ranging between three and seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred, additions and betterments which extend the life of the asset are capitalized. Depreciation expense was $10,529 and $3,420 for the years ended December 31, 2003 and 2002, respectively.

Intangible Assets Other assets include intangibles such as website development and a sublicense agreement. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 establishes guidelines for accounting for goodwill and other intangible assets. Goodwill and certain intangibles with indefinite useful lives are no longer amortized but instead are assessed for impairment at least annually. Other intangible assets are recorded at historical cost less amortization on the straight line method based on estimated useful lives. Periods of amortization are evaluated continually to determine whether later events and circumstances warrant revised estimated useful lives.

Impairment of Long-lived Assets Long-lived assets and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 121, Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered, based upon an estimate of future cash flows. An impairment loss is then recognized whenever the carrying amount of the asset exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new basis.

Income Taxes The Company uses the asset and liability method as identified in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

Stock Based Compensation The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, under which compensation expense, if any, is determined using the intrinsic value method which is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award.

The Company adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123 as of January 1, 2003, which require certain disclosures about stock-based employee compensation plans.

Those disclosures include a tabular format of proforma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. Pro forma information in a tabular format is also required in the notes to interim financial information if the intrinsic value method is used in any period presented. The adoption of SFAS No. 148 did not have a material impact to these financial statements and the disclosures required are included below.

Fair Values of Financial Instruments Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximates their fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates the fair value of those assets and liabilities.

Short-term and long-term obligations: The carrying amounts of notes payable approximates the fair value of those obligations.

Accrued interest receivable and accrued expenses: The carrying amounts of accrued interest and accrued expenses approximate their fair value.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings (Loss) Per Common Share In accordance with SFAS No. 128, "Earnings Per Share", basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has presented only basic earnings (loss) per share as it had no dilutive potential common shares outstanding.

Related party transactions A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction where there is a transfer of resources or obligations between related parties.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period presented. Actual results could differ from those estimates.

Reclassifications Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements In June 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at the fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002, with no effect on charges recorded for exit activities begun prior to 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise is the primary beneficiary. The primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revised Interpretation that, among other things, deferred the implementation date of the Interpretation until periods ending after March 15, 2004 for variable interest entities, other than those entities commonly referred to as special purpose entities. The Company does not currently maintain any relationships with variable interest entities and, therefore, does not expect the adoption of FIN 46 to have a material effect on the Company's financial position or results of operations.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. For existing financial instruments created before the effective date, any impact upon the adoption of SFAS 150 shall be reported as a cumulative effect of a change in an accounting principle. The initial adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3.  AGREEMENT AND PLAN OF REORGANIZATION

On September 19, 2003, the Company entered into a letter of intent to acquire all of the issued and outstanding capital stock of FemOne, Inc., the California Corporation. At the same time, the Company abandoned its business plan as a mineral exploration company and adopted the business plan of FemOne, Inc. On October 3, 2003 the Company formally changed its name to FemOne, Inc.

On October 22, 2003, the Company consummated an acquisition contract to acquire all of the existing and outstanding shares of common stock of FemOne, Inc., the California Corporation in exchange for 1,000,000 shares of common stock of the Company in a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections; and that qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended (the "Act") and under the applicable securities laws of each state or jurisdiction where the shareholders reside. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders' equity.

The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2003 and 2002 as if the acquisition had been completed on January 1, 2002, the beginning of the 2002 year. These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition had occurred on January 1, 2002 or that may be obtained in the future.

        Year Ended December 31,                                       2003                    2002
                                                              ---------------------    --------------------
                                                              --------------------    --------------------

        Revenues                                              $       1,016,208        $         300,341
        Net loss                                              $      (1,421,640)       $        (964,965)
        Net loss per share                                    $         (0.08)         $           (0.21)


                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 4.  INTANGIBLE ASSETS

Website development are recorded in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

Sublicense agreement for exclusive right to distribute Channoine Cosmetics products through direct sales and marketing in the United States, Canada and Mexico was recorded at historical cost in the amount of $216,667. The sublicense is for five years with five consecutive options to extend the term for additional five year periods at no additional consideration. In May 2002, the Company transferred its distribution rights for the Canadian market to FemOne, Canada in exchange for 3,875 shares of common stock. The transfer was estimated to be 10% of the sublicense agreement for $21,667.

At December 31, 2003 and 2002 the gross carrying amount and accumulated amortization for acquired intangible assets is as follows:

                                                                         Gross
                                                                       Carrying              Accumulated
        December 31, 2003                                               Amount              Amortization
                                                                   ------------------     ------------------
                                                                   -----------------     ------------------

        Website development                                        $          51,767      $          20,566
        Sublicense agreement                                                 195,000                 10,833
                                                                   ------------------     ------------------
                                                                   -----------------     ------------------
                                                                   $         246,767      $          31,399
                                                                   ==================     ==================

                                                                         Gross
                                                                       Carrying              Accumulated
        December 31, 2002                                               Amount              Amortization
                                                                   ------------------     ------------------
                                                                   -----------------     ------------------

        Website development                                        $          42,045      $           7,008
        Sublicense agreement                                                 195,000                  4,333
                                                                   ------------------     ------------------
                                                                   -----------------     ------------------
                                                                   $         237,045      $          11,341


Amortization expense was $20,058 and $11,341 for the years ended December 31, 2003 and 2002, respectively. The aggregate amortization expense over the next five succeeding years is estimated as follows:

                          Year Ending
                         December 31,
                     ----------------------
                     ---------------------

                             2004                                            $         20,058
                             2005                                                      20,058
                             2006                                                      20,058
                             2007                                                      20,058
                             2008                                                      20,058

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 5.  INVESTMENT IN AFFILIATE

At December 31, 2003 the Company has a 30% equity investment in FemOne, Canada. In May, 2002, the Company assigned the Canada distribution rights to Channoine, 2SIS and the FemOne brand to FemOne, Canada in exchange for 3,875 shares of common stock, originally a 38.75% equity investment. FemOne Canada also received the right to use the Company's USA developed website for its Canadian customers. The carrying value of the rights assigned to Canada were $26,367, while the stock received was valued at $144,000, which was based on Canadian stockholders contributing approximately $227,500 ($350,000 Canadian dollars) for the remaining 61.25% of equity. A gain on exchange of assets for this equity investment was recognized in the amount of $72,050 and the investment in affiliate was recorded at $98,417. In July 2003 the Company transferred 875 shares of FemOne, Canada common stock to Mr. Page, having a nominal value, reducing the equity interest to 30%.

The equity investment in FemOne, Canada for the years ended December 31, 2003 and 2002 is summarized as follows:

                                                                         2003                   2002
                                                                   ------------------     ------------------
                                                                   -----------------     ------------------

        Assets                                                     $         210,000      $         279,000
        Liabilities                                                         (138,000)               (58,200)
                                                                   -----------------     ------------------
        Equity                                                     $         (72,000)     $        (220,800)
                                                                   ==================     ==================

                                                                         2003                   2002
                                                                   ------------------     ------------------
                                                                   -----------------     ------------------

        Revenues                                                   $         239,000      $          28,500
                                                                   -----------------     ------------------
        Net loss                                                   $        (206,000)     $        (148,000)
                                                                   ==================     ==================

NOTE 6.  CONVERTIBLE NOTES PAYABLE

In April 2003, the Company entered into Convertible Note Agreements (Notes) with certain investors and received proceeds of $150,000 from the issuance of these Notes. The Notes were convertible into shares of the Company's common stock at a price of $0.50 per share, were due and payable one year from the date of issuance and accrued interest of 8% per annum. In September 2003, all of holders of these Notes elected to convert their Notes into common stock. In 2003, the Company recorded non-cash interest expense of $6,361 related to these Notes. The Company has no further obligation under these Notes.

NOTE 7. COMMON STOCK The shares of common stock of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 7. COMMON STOCK (Continued) During 2002, the Company issued 4,614,000 shares of common stock to Mr. Grimm in exchange for cash in the amount of $250,000. In May 2002, the Company issued 3,998,800 shares of Common Stock to Mr. Hanser in exchange for a Sublicense Agreement with Channoine Cosmetics valued at cost in the amount of $216,667. In January 2003, 719,784 shares were issued to Mr. Grimm in exchange for forgiveness of a loan in the amount of $39,000. In July 2003, the Company issued 2,733,966 shares of Common Stock to private investors raising $1,209,057, net of issuance costs of $82,800. In September 2003, a convertible note receivable in the amount of $150,000 was converted into 300,000 shares of common stock. In October 2003, the Company entered into a business combination and recapitalized 25,113,609 shares of common stock into equity thru a reverse merger and issued 1,000,000 shares of its common stock in exchange for cancellation of 12,366,550 shares of common stock. In November 2003, the Company issued 17,400 shares of Common Stock to a consultant. The Company recorded compensation expense of $17,748 related to the services performed. In December 2003, the Company issued 8,000 shares of Common Stock to certain of its independent sales representatives as a bonus for meeting certain performance related sales target. The Company recorded compensation expense related to these shares in the amount of $6,400 and reserved 237,000 shares of common stock as compensation valued at $118,500 for Steven Page, President of FemOne, Canada for his role related to business development and marketing. NOTE 8. STOCK BASED COMPENSATION

In January, 2003, the Board of Directors of FemOne, Inc. the California Corporation, adopted the 2003 Stock Option/Issuance Plan (2003 Plan), which was approved by the Company's shareholders on January 7, 2003. Under the 2003 Plan up to 3,800,000 incentive and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan provides for the issuance of options that vest over a period of up to five years, and expire ten years from the date of grant.

In January 2003, the Company issued 910,795 stock options to purchase common stock in exchange for services rendered. Approximately 29% of the options were exercisable on the date of the grant and the remaining 71% vest over 4 years provided the consultant continues to provide services to the Company. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded expenses of $11,508 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

In September 2003, the Company issued 46,545 stock options to purchase common stock in exchange for services rendered. Approximately 20% of the options were exercisable on the date of the grant and the remaining 80% vest over 4 years provided the consultant continues to provide services to the Company. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded expenses of $5,783 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 8.  STOCK RELATED COMPENSATION (Continued)

During 2003, the Company issued options to employees to purchase 1,892,676 shares of its common stock, at exercise prices ranging from $0.05 - $0.65. All options granted during the period have a term of 10 years, vest over 5 years and were issued at an exercise price equal to the market value of the underlying stock at the date of grant. As of December 31, 2003, 1,892,676 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

SFAS No. 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: divided yield of zero percent, risk-free interest rate of 3.29%, expected life of five years, and expected volatility of 337%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's Proforma net loss and loss per share for the year ended December 31, 2003 would have been as follows:

                                                                    2003
                                                           ---------------------
                                                            --------------------
         Net Loss
             As reported                                          $  (1,403,340)
             SFAS No. 123 effect                                       (118,841)
                                                           ---------------------
                                                           --------------------

         Pro forma net loss                                       $  (1,522,181)
                                                           =====================
                                                           ====================

         Loss per share
             As reported                                            $     (0.08)
             Pro forma                                              $     (0.09)
         Basic and diluted weighted average shares
         outstanding                                                  17,375,905

The following table summarizes information and stock options outstanding at December 31, 2003:

                                       Options Outstanding                         Options Exercisable
                        --------------------------------------------------    -------------------------------
                                                                                                  Weighted
                                              Weighted                                             Average
                                               Average          Weighted                          Exercise
       Range of              Number           Remaining         Average           Number          Price Per
    Exercise Prices        Outstanding      Life in Years       Exercise        Exercisable         Share
                                                                 Price
   ------------------     --------------    --------------    -------------    --------------    ------------
   ------------------ --- --------------

         $0.05                1,910,495         9.05             $0.05            663,499           $0.05
   $0.50-$0.65                  939,521         9.75             $0.58            320,067           $0.50


                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 9.  RELATED PARTY TRANSACTIONS

Stockholder Loans The Company has Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrue interest at a rate of 8% per annum. As of the December 31, 2003, the Company's obligation to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $383,338 and $6,693, respectively. Interest expense incurred on these notes was $24,162 and $14,261 for 2003 and 2002, respectively.

In connection with the purchase of New Paltz Capital Corporation, Mr. Grimm and Mr. Hanser assumed stockholders loans of $47,000 of which $30,000 bear interest at 6% and the remaining $17,000 are non-interest bearing. At December 31, 2003, $49,458 was outstanding as stockholder loans payable to Mr. Grimm and Mr. Hanser which includes principal and accrued interest.

Deferred Compensation The officers of the Company have elected to defer payment of their salaries until such time that the Company has sufficient cash flows from operations or raises sufficient equity resources to begin to repay the deferred salaries. Deferred Salaries payable to Mr. Grimm and Mr. Hanser on December 31, 2003 were $137,500 and $108,000, respectively. Also included in deferred salaries is $10,500 payable to other employees of the Company.

FemOne/BioPro Canada In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. For the years ended 2003 and 2002, the Company recorded Sales to Canada for their inventory purchases of $55,911 and $18,284, respectively.

The July 2003 agreement provides for issuance of shares of Common Stock of the Company to Mr. Steven Page, president of FemOne/BioPro Canada. These shares of common stock are to be issued to Mr. Page as compensation for his services in sales, marketing and business development. In 2003, the Company has reserved for issuance 237,000 shares of its common stock for Mr. Page and has recorded an expense related to these shares of $118,500. In January 2004, the Company reserved an additional 211,513 shares of stock for Mr. Page and has recorded expenses of $137,485 for compensation related to these shares. The shares reserved for Mr. Page are restricted under Rule 144.

Family Relationship In 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During 2003, they were paid commissions of $10,031 related to their participation in the direct selling organization.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 9.  RELATED PARTY TRANSACTIONS (Continued)


Bluewave Innovations Certain of the Company's officers were also founders and officers of Bluewave Innovations, a direct selling company that targeted sales to young adults through a team of college age independent sales representatives. Between November 2003 and March 2004, Bluewave marketed certain of the Company's products under the product lines of Channoine and 2SIS. In March 2004, operations of Bluewave Innovations were abandoned. In 2003, the Company recorded sales of $29,364 of inventory to Bluewave.

NOTE 10. COMMITMENT AND CONTINGENCIES

Employment Agreements and Deferred Compensation - Officers In June 2002 the Company entered into employment agreements with Ray W. Grimm, Jr. (CEO) and Alfred Hanser, President. The agreements provide for the continuing services of Mr. Grimm and Mr. Hanser for five years at a salary scale that is tied directly to total revenues. Mr. Grimm and Mr. Hanser have deferred $137,000 and $108,000, respectively between June 2002 and December 31, 2003. Repayment of these deferred salaries will be paid out of future positive cash flows or proceeds from future equity financings.

Operating Leases The Company subleases its office facility under a non-cancelable operating lease, which expired on December 31, 2002, the Company exercised the option to extend the lease to December 31, 2004. The Company is required to pay certain operating expenses in addition to base monthly rent associated with the office facility. The Company subleases its warehouse facility under a non-cancelable operating lease, which originally expired on April 30, 2003. On May 1, 2003, the Company elected the option to extend the lease for a two-year term. The sublease for both facilities is with a company stockholder. Rent expense was $114,407 and $101,599 for 2003 and 2002, respectively.

The Company is subleasing a vehicle under a forty-eight month, non-cancelable operating lease expiring in the year 2005. The sublease is with a Company stockholder. During 2003 and 2002, rental expense under the operating lease was $5,355 and $6,531, respectively.

The net minimum lease payments for the facilities and vehicle leases at December 31, 2003 are as follows:

           Year Ending December 31,
           2004                                                $  122,434
           2005                                                    14,798
                                                         -----------------
                                                         ----------------

           Total minimum lease payments                        $  137,232
                                                         =================

Commitments The Company pledges 1/2% of commissionable sales from its products to Child Help USA, a charitable organization. Pledges to Child Help USA were approximately $3,500 and $1,500 for 2003 and 2002, respectively.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 11. LIQUIDITY AND GOING CONCERN

The financial statements for the year endeds December 31, 2003 and 2002, included a statement from the Company's auditors that the Company may not have the ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, majority stockholders have committed to fund the expected shortfalls if necessary to attain the Company's goals. This has been demonstrated in the past as evidenced by stockholder notes. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12. INCOME TAXES

At December 31, 2003, The Company had federal and state tax net operating loss carryforwards of approximately $1,720,000. The federal and state tax loss carry forwards will begin expiring in 2022 and 2013, respectively, unless previously utilized. Use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period.

Significant components of the Company's deferred tax assets are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain. During the year ended December 31, 2003 the valuation allowance was increased to $964,574.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

The tax effect of temporary differences consisted of the following as of December 31,

                                                                      December 31,
                                                      ---------------------------------------------
                                                      ------------------- - ----------------------
                                                             2003                    2002
                                                      -------------------- - ----------------------
                                                      ------------------- - ----------------------
   Deferred tax assets:
        Net operating loss carryforwards                $     699,684          $       233,000
        Deferred compensation                                 122,570                   51,000
        Depreciation timing differences                       (23,712)                  (8,000)
        Start up costs timing differences                      75,422                  117,000
                                                               90,610                        -
                                                      -------------------- - ----------------------
                                                      ------------------- - ----------------------
   Net deferred tax assets                                    964,574                  393,000

   Valuation allowance for deferred tax assets               (964,574)                (393,000)
                                                      -------------------- - ----------------------
                                                      -------------------- - ----------------------

   Total deferred tax assets                          $             -          $             -
                                                      ==================== = ======================

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 13. SEGMENT INFORMATION

During 2003 and 2002 the Company operated in one reportable segment being cosmetics, skincare and nutritional product sales. In the first quarter of 2004, the Company introduced its BioPro Technology division and will be operating in two reportable segments being cosmetics, skincare and nutritional product sales and cell chip technology product sales.

NOTE 14. RESTATEMENT

The December 31, 2002 financial statements have been restated to correct an error in recording the transfer of assets in exchange for an equity investment in an affiliate summarized as follows:

                                                                         2002                   2002
                                                                     As Originally               As
                                                                       Reported               Restated
                                                                   ------------------     ------------------
                                                                   -----------------     ------------------

        Assets                                                     $         748,407      $         702,824
        Liabilities                                                        1,249,394              1,134,375
        Accumulated deficit                                                 (500,987)              (431,551)

                                                                         2002                   2002
                                                                    As Originally                As
                                                                       Reported               Restated
                                                                  -------------------     ------------------
                                                                  ------------------     ------------------

        Revenues                                                  $         300,341       $         300,341
        Net loss                                                           (922,857)               (853,421)
        Net loss per share                                                    (0.20)                  (0.18)


NOTE 15. SUBSEQUENT EVENTS

In January 2004, the Company entered into a Financial Advisory Agreement for one year of services to assist the Company in raising necessary equity financings. Under the terms of this agreement, the Company will pay a monthly fee of $5,000 to the consultant. The fees are to be deferred until such time that the Company closes equity financing transactions equal or at least $300,000. The consultant will receive bonus fees of between 2.5% and 5% on the close of a financing transaction. In addition, as an incentive the Company has issued 250,000 Stock Purchase Warrants exercisable into a like number of shares of Common Stock with an exercise price of $0.50 per share. This warrant expires five years from the date of issuance.

In January 2004, the Company issued 115,000 shares of its common stock related to agreements for investor relations services. These services were provided to the Company between January 2004 and March 2004. In the first quarter of 2004, the Company will record compensation expense of $97,750.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 15. SUBSEQUENT EVENTS (Continued) In January 2004, the Company reserved an additional 211,513 shares of common stock valued at $139,598 for Steven Page, President of FemOne, Canada. In April 2004, the Company entered into a Term Sheet to raise up to $500,000 in a Private Placement of Securities: Current Shareholder Rule 144 Direct Investment. The investors have a minimum investment of $5,000 in the Company's unregistered common stock at $0.75 per share.

In April 2004, the Company entered into a Retainer Agreement with legal counsel for one year of services. The agreement calls for payment of services in the form of 125,000 shares of free-trading common stock of the Company. The Company will be filing a Registration Statement on Form S-8 to register these shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None - Not Applicable.


ITEM 8A. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of our executive management, including our Chief Executive Officer/Acting Chief Financial Officer and our President, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing of this annual report. Based on that evaluation, our executive management, including our CEO and CFO and our President, concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures mean the controls and other procedures that FemOne has implemented and which are designed to ensure that the information required to be disclosed by FemOne in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission. In addition, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the fiscal quarter ended December 31, 2003 which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting which we have implemented.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of March 31, 2004, are as follows:


Name                                       Age                         Position

Ray W. Grimm, Jr.                          58                          Chief Executive Officer, Acting Chief Financial Officer and
                                                                       Director

Alfred Hanser                              32                          President, Secretary and Director


Set forth below is a brief description of the background and business experience for the past five years of each of our proposed directors.

Mr. Grimm founded FemOne in March 2002 and has served as its Chief Executive Officer and a Director since inception. From September 1999 to March 2002, Mr. Grimm worked as a direct sales industry consultant, and assisted in the launch of Orenda International, a direct sales nutritional distribution company. From 1989 to 1999, Mr. Grimm was the President of Body Wise International, a company engaged in the distribution of nutritional products. Mr. Grimm is president of the California State Board of Childhelp USA.

Mr. Alfred Hanser has served as our President, Secretary and a Director since July 2002. From 1999 to June 2002, Mr. Hanser was self-employed in the area of distribution of consumer products, and during this time he co-founded a European medical device distribution company. From 1997 to 1998, Mr. Hanser was employed by ZS Associates, a Chicago-based consulting firm. Mr. Hanser holds Magna Cum Laude degrees in Organizational Behavior, Business Policy and International Business from Southern Methodist University (Dallas, TX).

Term of Office
Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish FemOne with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers, directors [and persons holding more than ten percent of our securities] were complied with.


                                       III-1

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to Ray Grimm and Alfred Hanser, comprising all of the directors and executive officers of FemOne, Inc. (our "named executive officers") for all services rendered to us in all capacities for the current fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                             ---------------------------------------
                                                                                       Long Term Compensation
                                                                             ---------------------------------------
                              ---------------------------------------------- ----------------------------- ---------
                                             Annual Compensation                         Awards            Payouts
                              ---------------------------------------------- ----------------------------- ---------
                                ----------- ----------- ------ ------------- ------------ ---------------- ---------
                                                                                             Securities                    All
                                                                   Other      Restricted     underlying    LTIP           Other
                                    Year     Salary (1)  Bonus  Compensation Stock Awards Options/SARS (#)  Payouts   Compensation
                                                                                  ($)
                                ----------- ----------- ------ ------------- ------------ ---------------- --------- --------------
                                ----------- ----------- ------ ------------- ------------ ---------------- --------- --------------
Ray W. Grimm, Jr.                   2003      $132,000     -         -             -              -            -            -
  Chief Executive Officer           2002      $77,000      -         -             -              -            -            -
      and Acting Chief
Financial        Officer

Alfred Hanser                       2003      $108,000     -         -             -              -            -            -
  President and Secretary           2002      $54,000      -         -             -              -            -            -


     1) The annual salary column above represents salaries paid and accrued for the years ended December 31, 2002 and 2003 respectively, for each of Mr. Grimm and Mr. Hanser.

     a. Mr. Grimm's annual compensation is $132,000. During 2002, Mr. Grimm received payment of $27,500 in salaries, and deferred payments from prior years in the amount of $49,500. During 2003, Mr. Grimm received payment of $44,000 in salaries and deferred payments from prior years in the amount of $88,000. As of December 31, 2003, the Company has recorded $137,500 of additional Deferred
Salaries Payable to Mr. Grimm.

     b. Mr. Hanser's annual compensation is $108,000. During 2002, Mr. Hanser received payment of $13,500 in salaries and deferred payments from prior years in the amount of $40,500. During 2003, Mr. Hanser received payment of $40,500 in salaries and deferred payments from prior years in the amount of $67,500. As of December 31, 2003, we have recorded $108,000 of Deferred Salaries Payable to Mr.
Hanser.

STOCK OPTION GRANTS
We did not grant any stock options to our named executive officers during our fiscal year ended December 31, 2003. We have also not granted any stock options to our named executive officers since December 31, 2003.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES
No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2003. No stock options have been exercised by our named executive officers since December 31, 2003.

EMPLOYMENT AGREEMENTS The Company has employment agreements with our executive officers, Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. The agreements were executed in June 2002 for Mr. Grimm, and July 2002 for Mr. Hanser. Each agreement is for an initial (5) year term with automatic one year renewals unless otherwise terminated by either FemOne or the applicable executive.

                                       III-2

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares indicated.

                                                                                       Amount and Nature of       Percent of
            Title of Class            Name and Address of Beneficial Owner(1)                Ownership             Class(2)
         Common Stock          Ray W. Grimm, Jr.                                             9,847,689              37.67%
         Common Stock          Alfred Hanser                                                 7,383,583              28.25%
                                                                                      ------------------------ ------------------
                                                                                      ------------------------ ------------------
         Common Stock               Total as a Group                                        17,231,272              65.92%
                                                                                      ======================== ==================



(1) The address for Mr. Grimm and Mr. Hanser is 5600 Avenida Encinas, Suite 130, Carlsbad, California, 92009.
(2) Based on 26,139,009 shares outstanding as of March 31, 2004. It is believed by us that all persons listed above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, and/or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be the beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days from the date this report is filed (such as through the exercise of options or warrants to purchase our common stock).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

o        any of our directors or executive officers
o        any person proposed as a nominee for election as a director
o any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock
o        any of our promoters
o any relative or spouse of any of the foregoing persons who lives at the same address as such person

In August 2003, Ray W. Grimm, Jr. and Alfred Hanser entered into a Stock Purchase Agreement where they acquired, in a private transaction, 5,000,000 shares of the outstanding stock of New Paltz Capital Corporation [together with stockholder loans in the amount of $47,000] for an aggregate purchase price of


                                       III-3

$279,350. On September 1, 2003 the Board of Directors declared a 6 for 1 stock dividend resulting in Mr. Grimm owning 17,142,000 shares and Mr. Hanser owning 12,858,000 shares. In connection with the finalization of the merger with FemOne, Inc., a total of 9,586,165 of these shares were retired such that Mr. Grimm presently owns 9,416,382 shares of our common stock and Mr. Hanser presently owns 7,060,227 shares of our common stock. In the allocation of these shares, Mr. Grimm received 431,307 shares and Mr. Hanser received 323,356 shares of our common stock, bringing their total ownership to 9,847,689 and 7,383,583, respectively.

Our total issued and outstanding shares as of the date of this report are 26,139,009.

Sublicense Agreement with Alfred Hanser

In May 2002, FemOne entered into a sublicense agreement with Alfred Hanser for the exclusive right to distribute Channoine(R) Cosmetics products through direct sales and network marketing in the United States, Canada and Mexico. In exchange for this sublicense, FemOne issued shares of common stock equivalent to the cost of the license agreement which was which was $216,667. The sublicense agreement is effective for an initial term of five years, and includes five consecutive options to extend the term for additional five year periods (for a total term of thirty years), for no additional consideration. The shares of common stock underlying this agreement were issued by the privately held FemOne California. In connection with the merger transaction, Mr. Hanser received 323,356 shares of common stock for his percentage of holdings in the California corporation on the date of the merger and his participation in the prorate share allocation of 1,000,000 shares to the California shareholders.


Stockholder Loans

From time to time, Mr. Grimm and Mr. Hanser have provided loans to us pursuant to unsecured Promissory Notes. Such notes accrue interest at a rate of 8% per annum. As of December 31, 2003, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $383,338 and $6,693, respectively. As discussed in "Liquidity and Capital Condition", above, the Company's stockholders are committed to fund our expected shortfalls, if necessary, for a certain period to attain our goals.

In connection with the purchase of New Paltz Capital Corporation, Mr. Grimm and Mr. Hanser assumed stockholder loans of $47,000, of which $30,000 of principal bear interest at 6%, and the remaining $17,000 of principal are non-interest bearing. At December 31, 2003, $49,458 was outstanding as stockholder loans payable to Mr. Grimm and Mr. Hanser, which amount includes principal and accrued interest.




                                       III-4

Additional Related Party Loans

A company owned by Mr. Grimm has loaned FemOne $29,000. The loan is unsecured and non-interest bearing and will be repaid at such time as we have positive cash flows from operations to support such repayment.

FemOne/BioPro Canada

In May 2002, we assigned the Canadian distribution rights to all of FemOne's products which may be sold in Canada, in exchange for 38.75% of the total ownership interests in FemOne Canada, Inc., ("FemOne/BioPro Canada). In July 2003, this agreement was amended to decrease the portion of our ownership to 30%. The agreement provides that we supply Canada with inventory and marketing aids at a price equal to cost. For the years ended 2002 and 2003, we recorded sales to Canada for their inventory purchases of $56,402 and $18,284, respectively. The agreement also calls for compensation in the form of stock for certain consulting services related to sales and marketing efforts by the President of FemOne Canada. The Company has reserved for issuance 463,513 shares of our common stock pursuant to this agreement.

Bluewave Innovations

Certain of FemOne's officers were also founders and officers of Bluewave Innovations, a direct selling company targeting sales to young adults through a team of college-aged independent sales associates. Between November 2003 and March 2004, Bluewave marketed certain of the same products under the 2SIS and Channoine(R) product lines as FemOne did during the same period. The Company does not believe that sales resulting from Bluewave distracted from potential FemOne sales, as the demographic of the sales force is young college-aged independent sales representatives, and differs from the demographic of the independent sales representatives' selling these products on behalf of FemOne. In March, 2004, Bluewave Innovations' operations were abandoned. In 2003, we sold $29,364 of inventory to Bluewave.



                                       III-5

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits



EXHIBIT NUMBER          DESCRIPTION
---------------          ---------------------
 3.1                                Articles  of  Incorporation  (1)
 3.2                                By-Laws,  as  amended  (1)
 4.1                       Share  Certificate  (1)
32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
99.1                       Agreement and Plan of Reorganization(3)




(1) Filed as an exhibit to the Registrant's Form SB-2 registration statement originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2) Filed as an exhibit to this Annual Report on Form 10-KSB
(3) Filed as an exhibit to the Registrant's Form 8K/A originally filed on October 27, 2003

(b) Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Report on Form 8-K was filed on October 3, 2003 reporting notice of name change to FemOne, Inc. from New Paltz Capital Corp.

Report on Form 8-K/A was filed on October 27, 2003 reporting close of merger and acquisition contract and disclosing Plan for Reorganization.

Report on Form 8-K was filed on November 12, 2003 reporting increase in certain revenues.

Report on Form 8-K/A was filed on December 8, 2003 submitting unaudited Proforma financial statements of FemOne as of September 30, 2003 in connection with the merger and acquisition contract as reported on Form 8-K/A on October 27, 2003.

         The following reports on Form 8-K have been filed since December 31, 2003:

Report on Form 8-K was filed on February 17, 2004 reporting the change in the Company's fiscal year end.

Report on Form 8-K was filed on February 23, 2004 reporting the change in the Company's independent auditors.

Report on Form 8-K/A was filed on March 23, 2004 updating the change in the Company's independent auditors.

                                       III-6

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The company appointed Peterson & Co., LLP to serve as its independent auditors for the year ended December 31, 2003. Dohan and Company were the independent auditors of the public entity for the year that ended June 30, 2003 and 2002 prior to the adoption of the fiscal year end of December 31 of the FemOne California. PKF, Certified Public Accountants were the independent auditors of FemOne California for the year ended December 31, 2002. The Company's board of directors pre-approves all services performed by the Company's principal auditor.

During 2003 and 2002, Peterson & Co. LLP performed no services for the Company. During 2003 and 2002 PKF performed services of FemOne California, a non-public company and therefore are not included in the amount below. During 2003 and 2002 the the services in the following categories and amounts were performed by Dohan and Company:


                         2003               2002

Audit Fees              $7,500              N/A
Audit-Related Fees
Tax Fees
All Other Fees

The Audit fees for the years ended December 31, 2003 and 2002 were for professional services rendered for the audit of the consolidated financial statements of the Company.



                                       III-7

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

By:    /s/Alfred Hanser
     -----------------------------------
     Alfred Hanser,
     President, Secretary  and Director
     Date:  April 14,  2004



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/Ray W. Grimm, Jr.
     -----------------------------------
     Ray W. Grimm, Jr., Chief Executive Office and Chief Financial Officer (Principal Executive Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date: April 14, 2004

By:    /s/Alfred Hanser
     -----------------------------------
     Alfred Hanser,
     President, Secretary  and Director
     Date:  April 14,  2004

                                  CERTIFICATION

I, Ray W. Grimm, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-KSB, for the year ended December 31, 2003, of FemOne, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) * for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) *;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  April 14, 2004             /s/ Ray W. Grimm, Jr.
                                   ---------------------------------------------
                                   Ray W. Grimm, Jr.
                                   Chief Executive Officer



* Indicates material omitted in accordance with SEC Release Nos. 33-8238; 34-47986.

                                  CERTIFICATION

I, Ray W. Grimm, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-KSB, for the year ended December 31, 2003, of FemOne, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) * for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) *;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  April 14, 2004             /s/ Ray W. Grimm, Jr.
                                   ---------------------------------------------
                                   Ray W. Grimm, Jr.
                                   Chief Financial Officer



* Indicates material omitted in accordance with SEC Release Nos. 33-8238; 34-47986.

In connection with the Annual Report on Form 10-KSB of FemOne, Inc. (the "Company") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ray W. Grimm, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, that:

1. I have reviewed this annual report on Form10-KSB of FemOne, Inc.,

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

Date: April 14, 2004    /s/ Ray W. Grimm, Jr.
                        -----------------------------------
                                   (Signature)
                        Chief Financial Officer
                                     (Title)

                                  Exhibit 32.1

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Ray Grimm, Chief Executive Officer and Acting Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of FemOne, Inc., formerly New Paltz Capital Corp. for the year ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of FemOne, Inc., formerly New Paltz Capital Corp.

By:    /s/ Ray W. Grimm, Jr.
     -----------------------------
Name:  Ray W. Grimm, Jr.
Title: Chief Executive Officer and Chief Financial Officer

Date: April 14, 2004



--------
1 Channoine(R)is a registered trademark of Channoine Cosmetics AG Corporation.
2 Energy Transfer Corporation has filed an Application for Registration of the mark "BIOTRON" with the U.S. Patent and Trademark
Office.