Form 10QSB
period 2004-03-31
FEM ONE INC
filed 2004-05-17
CIK 1161461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended : MARCH 31, 2004

  [ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period __________to_________

                        Commission File Number 000-49661

                                  FemOne, Inc.


        (Exact name of small Business Issuer as specified in its charter)



                    NEVADA                           88-049089
             -----------------                     -------------
         (State or other jurisdiction     (IRS Employer Identification No.)
    of incorporation or organization)


                         5600 Avenida Encinas, Suite 130
                               CARLSBAD, CA 92008

               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (760) 448-2498


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 26,358,509 shares of $.001 par value common stock as of May 14, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  FemOne, Inc.

                                      Index



PART I. - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      Balance Sheets.....................................................................................3
      --------------
      Statements of Operations...........................................................................4
      ------------------------
      Statements of Cash Flows...........................................................................5
      ------------------------
      Notes to the Financial Statements..................................................................6
      ---------------------------------
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS..................................11
   -------------------------------------------------------------------
   ITEM 3. CONTROLS AND PROCEDURES......................................................................18
   -------------------------------
PART II - OTHER INFORMATION.............................................................................18
---------------------------
   ITEM 1.  LEGAL  PROCEEDINGS..........................................................................18
   ---------------------------
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................18
   ----------------------------------------
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
     SECURITY HOLDERS...................................................................................19
     ----------------
   ITEM 5.  OTHER INFORMATION...........................................................................19
   --------------------------
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................19
   ------------------------------------------
SIGNATURES..............................................................................................20
----------




                                  FemOne, Inc.
                                 Balance Sheets
                      March 31, 2004 and December 31, 2003
--------------------------------------------------------------------------------------------------------------------------------

                                                                             2004                       2003
                                                                          (Unaudited)                 (Audited)
                                                                     ----------------------     ----------------------
                                                                     ----------------------     ----------------------
ASSETS
   Current assets
     Cash                                                                   $        2,023              $       1,820
     Accounts receivable, net of allowance for doubtful
         accounts in the amount of $0                                                    -                     10,687
     Inventory                                                                     442,113                    406,138
     Prepaid and other current assets                                                9,166                     10,578
                                                                     ----------------------     ----------------------
                                                                     ----------------------     ----------------------
         Total current assets                                                      453,302                    429,223

   Property and equipment, net                                                      52,770                     56,342

   Other assets
     Intangible assets                                                             212,575                    215,368
     Deposits                                                                        4,439                      4,439
                                                                     ----------------------     ----------------------
                                                                     ----------------------     ----------------------

              Total assets                                                 $       723,086             $      705,372
                                                                     ======================     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities
     Accounts payable and accrued liabilities                              $       318,479             $      261,271
     Accrued payroll, commissions and payroll related payables                      86,256                     51,704
     Customer deposits - related party                                               8,270                          -
     Deferred compensation                                                         340,174                    279,584
     Notes payable - related parties                                                81,118                     81,394
                                                                     ----------------------     ----------------------
                                                                     ----------------------     ----------------------
         Total current liabilities                                                 834,297                    673,953
   Long-term debt
     Notes payable - related party                                                 521,619                    360,025
                                                                     ----------------------     ----------------------
                                                                     ----------------------     ----------------------
         Total liabilities                                                       1,355,916                  1,033,978

   Stockholders' equity (deficit)
     Common Stock, 75,000,000 common shares
         authorized, $0.001 par value, 26,258,009 and
26,139,009                                                                          26,259                     26,140
         shares issued and outstanding
     Additional paid in capital                                                  1,972,847                  1,828,312
     Common stock subscribed, 448,513 and 237,000 shares                           258,099                    118,500
     Accumulated deficit                                                       (2,890,035)                (2,301,558)
                                                                     ----------------------     ----------------------
                                                                     ----------------------     ----------------------
         Total stockholders' equity (deficit)                                    (632,830)                  (328,606)
                                                                     ----------------------     ----------------------
                                                                     ----------------------     ----------------------


             Total liabilities and stockholders' equity                    $       723,086             $      705,372
(deficit)
                                                                     ======================     ======================

                             See accompanying notes.



                                  FemOne, Inc.
                            Statements of Operations
               For the Three Months Ended March 31, 2004 and 2003
-------------------------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)




                                                                                2004                     2003
                                                                        ---------------------    ----------------------
                                                                        ---------------------    ----------------------
      REVENUES
            Product sales                                                      $     219,491            $      222,279
            Cost of sales                                                             56,905                    75,690
                                                                        ---------------------    ----------------------
                                                                        ---------------------    ----------------------
      GROSS PROFIT                                                                   162,586                   146,589

      EXPENSES
            Order fulfillment costs                                                  126,642                   126,294
            Sales and marketing                                                      253,967                   125,168
            General and administrative                                               358,725                   165,899
                                                                        ---------------------    ----------------------
                                                                        ---------------------    ----------------------
               Total operating expenses                                              739,334                   417,361
                                                                        ---------------------    ----------------------
                                                                        ---------------------    ----------------------
     LOSS FROM OPERATIONS                                                          (576,748)                 (270,772)
                                                                        ---------------------    ----------------------
                                                                        ---------------------    ----------------------

      OTHER INCOME (EXPENSES)
            Equity in net loss of affiliate                                      -                            (23,897)
            Interest and finance charges                                            (11,729)                   (9,295)
                                                                        ---------------------    ----------------------
               Total other income (expenses)                                        (11,729)                  (33,192)
                                                                        ---------------------    ----------------------
                                                                        ---------------------    ----------------------

      LOSS BEFORE PROVISION FOR INCOME TAXES
                                                                                   (588,477)                 (303,964)

      PROVISION FOR INCOME TAXES                                                 -                         -
                                                                        ---------------------    ----------------------
                                                                        ---------------------    ----------------------

      NET LOSS                                                               $     (588,477)           $     (303,964)
                                                                        =====================    ======================
                                                                        =====================    ======================

      NET LOSS PER COMMON SHARE - Basic and Diluted                           $       (0.02)            $       (0.03)
                                                                        =====================    ======================
                                                                        =====================    ======================

      WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic
      and Diluted                                                                 26,198,509                 9,593,514
                                                                        =====================    ======================

                             See accompanying notes.




                                  FemOne, Inc.
                            Statements of Cash Flows
               For the Three Months ended March 31, 2004 and 2003
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------------



                                                                               2004                      2003
                                                                      -----------------------    ----------------------
                                                                      -----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $     (588,477)           $     (303,964)
Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                             6,850                     6,317
     Equity in net loss of affiliate                                                       -                    23,897
     Options issued as compensation                                                   11,507                    11,507
     Stock-based compensation                                                        272,746                         -
Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                                                10,687                   (2,584)
   Inventory                                                                        (35,975)                 (132,895)
   Prepaid expenses                                                                    1,412                     9,638
   Accounts payable and accrued liabilities                                           57,208                  (25,399)
   Accrued payroll, commissions and payroll payables                                  73,222                    30,340
   Customer deposits - related party                                                   8,270                    47,046
   Deferred compensation and accrued expenses                                         60,590                     8,985
                                                                      -----------------------    ----------------------
                                                                      -----------------------    ----------------------
      Net cash used in operating activities                                        (121,960)                 (327,112)
                                                                      -----------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                 (485)                   (3,489)
   Capital expenditures for Intangible assets                                              -                     (500)
                                                                      -----------------------    ----------------------
                                                                      -----------------------    ----------------------
      Net cash used in investing activities                                            (485)                   (3,989)
                                                                      -----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                                                   (38,670)                   (3,278)
   Net proceeds from issuance of common stock                                              -                   608,793
   Proceeds from notes payable, related parties                                      181,318                    54,522
   Repayment of notes payable                                                       (20,000)                 (464,864)
   Proceeds from notes payable                                                             -                   135,576
                                                                      -----------------------    ----------------------
      Net cash provided by financing activities                                      122,648                   330,749
                                                                      -----------------------    ----------------------
      Net increase (decrease) in cash                                                    203                     (352)

Cash and cash equivalents at beginning of period                                       1,820                       918
                                                                      -----------------------    ----------------------
                                                                      -----------------------    ----------------------
Cash and cash equivalents at end of period                                     $       2,023              $        566
                                                                      =======================    ======================
                                                                      =======================    ======================

SUPPLEMENTAL DISCLOSURES
   Interest Paid                                                              $       11,729             $       9,294
   Income Taxes Paid                                                  $                          $
                                                                      -                          -


                             See accompanying notes.

                                  FemOne, Inc.
                        Notes to the Financial Statements

NOTE 1.  ORGANIZATION AND BUSINESS COMBINATION

FemOne, Inc., a California Corporation ("FemOne California") was incorporated in the State of California on March 15, 2003 as 2Chansis, Inc. In July 2001, 2SIS LLC (also known as 2SIS, Inc.) was formed to become a direct selling company selling cosmetics to college-aged girls. On May 1, 2002, 2Chansis, Inc. and 2SIS LLC merged together pursuant to a general conveyance and assignment agreement. On November 8, 2002, 2Chansis, Inc. changed its name to FemOne, Inc..

On October 22, 2003, FemOne California exchanged all of its 12,366,550 outstanding shares of common stock for 1,000,000 shares of New Paltz Capital Corp., a Nevada corporation incorporated on March 14, 2000, which then changed its name to FemOne, Inc. and is referred to in this Report as "FemOne, Inc." or the "Company". This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders' equity by the Company.

FemOne, Inc. is a distributor of various lines of cosmetics, skin care, nutritional and health products in the United States and Canada.

In July 2002, the Company assigned the Canada distribution rights to FemOne/BioPro Canada for all of the Company's US Products in exchange for 38.75% ownership equity interest in the Canadian company. In July 2003, ownership was decreased by the Company to 30%. Affiliated companies (20% to 50% ownership) are recorded in the statements using the equity method of accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements and should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003.

Stock Based Compensation
The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is determined using the intrinsic value method which is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award.

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

Related party transactions
A related party is generally defined as any person that holds 10% or more of the Company's securities and their immediate families, the Company's management, someone who directly or indirectly controls, is controlled by or is under common control with the Company, or anyone who can, directly or indirectly, significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction where there is a transfer of resources or obligations between related parties.

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

NOTE 3.  COMMON STOCK

In January 2004, the Company issued 115,000 shares of its common stock valued at $97,750 for investor relations services. In February 2004, the Company issued 1,000 shares of common stock valued at $1,351 to a consultant. In March 2004, the Company issued 3,000 shares of common stock valued at $2,807 to independent sales distributors as a bonus for meeting certain performance criteria.

In January 2004, the Company reserved for issuance 211,513 shares of common stock valued at $139,599 as compensation for the president of FemOne, Canada for his role related to business development and marketing.

NOTE 4.  STOCK  BASED COMPENSATION

2003 Stock Option/Issuance Plan - In January, 2003, the Board of Directors of FemOne California adopted the 2003 Stock Option/Issuance Plan ("2003 Plan"), which was approved by the Company's shareholders on January 7, 2003. Under the 2003 Plan up to 3,800,000 incentive and non-qualified stock options may be granted to officers, key employees and others providing services to the Company. Options vest over a period of up to five years, and expire ten years from the date of grant.

In January 2003, the Company issued stock options for services rendered. At March 31, 2004, options to purchase 830,975 shares of common stock were outstanding. Approximately 29% of the options were exercisable on the date of the grant and the remaining 71% vest over 4 years provided the optionee continues to provide services to the Company for that period of time. The Company has accounted for these issuances in accordance with SFAS No. 123 and from the date of issuance to March 31, 2004, has recorded expenses of $23,014 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

In September 2003, the Company issued 46,545 options to purchase common stock in exchange for services rendered. Approximately 20% of the options were exercisable on the date of the grant and the remaining 80% vest over 4 years provided the consultant continues to provide services to the Company. The Company has accounted for these issuances in accordance with SFAS No. 123 and at March 31, 2004, has recorded expenses of $5,784 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

The schedule below shows the Company's stock option activity from January 1, 2003 to March 31, 2004:

                                                                                Weighted Average
                                                                                 Exercise Price
                                                      Number of Options
                                                      ----------------------- ---------------------
                                                      ----------------------- ---------------------
         Beginning Balance - January 1, 2003                    -                      -
             Issued                                                1,910,225         $0.05
             Exercised                                          -                      -
             Cancelled                                          -                      -
                                                      -----------------------
                                                      -----------------------
         Balance - March 31, 2003                                  1,910,225         $0.05
             Issued                                                  939,521         $0.58
             Exercised                                          -                      -
             Cancelled                                          -                      -
                                                      -----------------------
                                                      -----------------------
         Balance - December 31, 2003                               2,849,746         $0.20
             Issued                                             -                      -
             Exercised                                          -                      -
             Cancelled                                              (80,000)         $0.05
                                                      -----------------------
                                                      -----------------------
         Balance - March 31, 2004                                  2,769,746         $0.21
                                                      =======================

The following table summarizes information and stock options outstanding at March 31, 2004:

                                       Options Outstanding                         Options Exercisable
                        --------------------------------------------------    -------------------------------
                                                                                                  Weighted
                                              Weighted                                             Average
                                               Average         Weighted                           Exercise
       Range of              Number           Remaining         Average           Number          Price Per
    Exercise Prices        Outstanding      Life in Years      Exercise        Exercisable          Share
                                      Price
   ------------------     --------------    --------------    ------------    ---------------    ------------
   ------------------ --- --------------

         $0.05                1,830,225         8.81             $0.05           806,201            $0.05
   $0.50-$0.65                  939,971         9.50             $0.58           320,067            $0.50


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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's Proforma net loss and loss per share for the three months ended March 31, 2004 and 2003 would have been as follows:

                                                                          Three Months Ended
                                                                              March 31,
                                                            -----------------------------------------------
                                                            --------------------- -- ----------------------
                                                                    2004                     2003
                                                            ---------------------    ----------------------
                                                            ---------------------    ----------------------
         Net Loss
             As reported                                          $    (588,477)                         $
                                                                                                 (303,964)
             SFAS No. 123 effect                                        (31,902)                  (29,710)
                                                            ---------------------    ----------------------
                                                            ---------------------    ----------------------

         Pro forma net loss                                         $  (620,379)                         $
                                                                                                 (333,674)
                                                            =====================    ======================
                                                            =====================    ======================

         Loss per share
             As reported                                            $     (0.02)              $     (0.03)
             Pro forma                                              $     (0.02)              $     (0.03)
         Weighted average shares outstanding - basic
         and diluted                                                  26,198,509                 9,593,514


Stock Purchase Warrant/Financial Advisory Services - In January 2004, the Company entered into a Financial Advisory Agreement for one year of services to assist the Company in raising necessary equity financings. Under the terms of this agreement, the Company will pay a monthly fee of $5,000 to the consultant. The fees are to be deferred until such time that the Company closes equity financing transactions equal to or at least $300,000. The consultant will receive bonus fees of between 2.5% and 5.0% on the close of a financing transaction. In addition, as an incentive the Company has issued 250,000 Stock Purchase Warrants exercisable into a like number of shares of Common Stock with an exercise price of $0.50 per share. These warrants expire five years from the date of issuance. The Company has valued the warrant on the date of issuance Black-Scholes option-pricing model at $124,962. As of March 31, 2004, $31,242 of expense has been recorded.

NOTE 5.  RELATED PARTY TRANSACTIONS

Stockholder Loans
The Company has two Promissory Note agreements with officers and shareholders of the Company. The notes accrue interest at a rate of 8.0% per annum. At March 31, 2004, the Company's obligation for the principal and accrued interest on these stockholder loans was $521,619 and $2,171, respectively. Interest expense incurred on these notes was $9,377 and $6,447 for the three months ended March 31, 2004 and 2003, respectively.

In connection with the purchase of New Paltz Capital Corporation, the Company assumed stockholders loans in the amount of $47,000 of which $30,000 accrues interest at 6.0% and the remaining $17,000 is non-interest bearing. At March 31, 2004, $49,947 was outstanding as stockholder loans payable to officers and shareholders of the Company.

A company owned by a shareholder, from time to time, has loaned the Company funds. The loans are non-interest bearing and will be paid back at such time the Company has positive cash flows from operations to support such a repayment. As of March 31, 2004 and 2003, the Company's obligation under these loans was $29,000 and $25,000, respectively.

Deferred Compensation
The officers of the Company have elected to defer payment of their salaries until such time that the Company has sufficient cash flows from operations or raises sufficient equity resources to begin to repay the deferred salaries. Deferred Salaries payable to its officers on March 31, 2004 were $170,500 and $135,000, respectively. Also included in deferred salaries is $10,500 payable to other employees of the Company.

FemOne/BIOPRO Canada
In July 2002, the Company assigned the Canadian rights to distribute all of the Company's US Products in Canada in exchange for 38.75% ownership in FemOne/BIOPRO Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The Company supplies Canada with inventory and marketing aids at a price equal to cost. For the three month periods ended March 31, 2004 and 2003, the Company recorded sales to Canada for their inventory purchases of $14,155 and $9,398, respectively.

The July 2003 agreement provides stock-based compensation to the president of FemOne/BIOPRO Canada. The shares of common stock are to be issued as compensation for services related to sales, marketing and business development. In 2003 the Company reserved for issuance 237,000 shares of its common stock and has recorded an expense related to these shares of $118,500. In January 2004 the Company reserved an additional 211,513 shares of stock and recorded an expense in the amount of $139,599. The shares reserved under this agreement will be issued as restricted stock under Rule 144.

Family Relationship
Certain members of a shareholder's family participated as independent sales distributors of the Company. During the three months ended March 31, 2004, the Company paid commissions in the amount of $16,825.

Bluewave Innovations
Certain of the Company's officers were also founders and officers of Bluewave Innovations, a direct selling company that targeted sales to young adults through a team of college age independent sales representatives. Between November 2003 and March 2004, Bluewave marketed certain of the Company's products under the product lines of Channoine and 2SIS. During the quarter ended March 31, 2004, the Company recorded sales of $2,234 of inventory to Bluewave. In March 2004, operations of Bluewave Innovations were abandoned.

NOTE 6.  LIQUIDITY AND GOING CONCERN

An explanatory paragraph in the independent auditors' report on the financial statements for the years ended December 31, 2003 raised doubt about the Company's ability to continue as a going concern. The financial condition of the Company did not improve materially through March 31, 2004, and its continued existence is still dependent upon its ability to raise capital. The Company will have to develop and grow its customer base/revenues and achieve a profitable level of operations. Additional capital resources will be required.

Management's plans to obtain capital resources include (1) raising additional capital through sales of common stock, using the proceeds to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, majority stockholders have committed to fund the expected shortfalls, if necessary to attain the Company's goals. This commitment has been demonstrated in the past as evidenced by stockholder notes.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7.

SUBSEQUENT EVENTS

In April 2004, the Company entered into a Retainer Agreement with legal counsel for one year of services. The agreement calls for payment for certain services related to assistance with the Company's compliance requirements under the Securities and Exchange Act of 1934 in the form of 125,000 shares of free-trading common stock of the Company valued at $113,750. The Company will be filing a Registration Statement on Form S-8 to register these shares.

In April 2004, the Company entered into an agreement for management consulting services for one year. The agreement calls for payment for services in the form of 250,000 shares of free-trading common stock of the Company. The shares will be issued periodically, and the Company will record compensation expense on the date the shares are issued equal to the fair-market value on the date of issuance. The Company will be filing a Registration Statement on From S-8 to register these shares.

In April 2004, the Company issued 100,000 shares of restricted common stock for management consulting services valued at $84,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes. Certain statements included herein may contain forward-looking information within the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, and such statements are subject to the safe harbor created by those rules. All statements, other than statements of historical fact, including, without limitation, statements regarding potential future plans and objectives of the Company, are forward-looking statements that involve risks and uncertainties. There can be no assurance that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These risks and uncertainties, and certain other related factors, are discussed in this report and the Company's Form 10-KSB and other filings with the Securities and Exchange Commission. These forward-looking statements are made as of this date and the Company assumes no obligation to update such forward-looking statements in the future.

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


RESULTS OF OPERATIONS

REVENUES
         Net Sales for the year three months ended March 31, 2004 decreased to $219,491 compared to $222,279 for the three month period ended March 31, 2003. Our revenues for the three month period ended March 31, 2004 consisted of:

|X|  59% from sales of products from the FemOne division;

|X| 41% from sales of products from our BIOPRO Technology Division launched in the 2004 quarter

         The Company recorded sales to FemOne/BIOPRO Canada in the amount of $16,387 and $9,398 for the three months ended March 31, 2004 and 2003, respectively. The Company owns 30% of FemOne/BIOPRO Canada. This investment is accounted for under the equity method. The Company recorded the sales as a pass-through of inventories at cost

COST OF SALES
         Cost of sales for the three months ended March 31, 2004 decreased to $56,905 from $75,690 in the 2003 period. The decrease of approximately 25% is attributable to lower product costs for the BIOPRO Technology products.

GROSS PROFITS
         Gross profits for the three months ended March 31, 2004 increased to $162,586 from $146,589 for the 2003 period. The overall increase in gross profits of approximately 11% is directly attributable to lower cost of goods in the 2004 period and the introduction of a new product line with a higher overall margin.

EXPENSES
         Total expenses for the three months ended March 31, 2004 increased to $739,334 from $417,361 from the 2003 period. Included in total expenses in the 2004 period is approximately $284,000 of non-cash compensation expense related to issuance stock for services provided to the Company as discussed below. Backing these non-cash expenses out of the total expenses for 2004, there is an increase in expenses of 12% over the 2003 period.

           The overall increase in expenses, including non-cash expenses, of approximately 77% in the 2004 period over 2003 period is discussed below in the analysis of Order Fulfillment Costs, Sales and Marketing Expenses, and General and Administrative Expenses:

Order Fulfillment Costs
         Order fulfillment costs for the three months ended March 31, 2004 increased to $126,642 from $126,294 over the 2003 period. The costs of order fulfillment include commissions paid to independent sales distributors representing 57% and 72% of the order fulfillment expenses in the 2004 and 2003 periods respectively. Other costs included in order fulfillment costs are shipping and costs of processing credit card transactions, was well as warehousing costs. These costs are directly relative to the Company's net sales and remained consistent between the 2004 and 2003 periods.

Sales and Marketing Expenses
         Sales and marketing expenses for the three months ended March 31, 2004 increased to $253,967 from $125,168 over the 2003 period. The overall increase in sales and marketing expenses of 103% between the 2004 and 2003 periods is due to non-cash compensation expense of $143,757 of which $139,599 is for stock issued to the president of the Company's affiliate, FemOne/BIOPRO Canada for his efforts in business development and marketing. (See FemOne/BIOPRO under Note 4 to our financial statements). Exclusive of this non-cash expense, Sales and Marketing expenses decreased 12% in 2004 from the 2003 period.

General and Administrative Expenses
         General and administrative expenses for the three months ended March 31, 2004 increased to $358,725 from $165,899 in the 2003 period. The overall increase of 116% between the 2004 and 2003 periods is primarily related to investor relations activities, professional fees and expenses of a publicly traded company. Included in the increased expenses in 2004 is a total of $140,599 of non-cash expenses for stock compensation compared to $11,507 in the 2003 period.

Other Income and Expense
         Other income and expense for the three months ended March 31, 2004 decreased to $11,729 from $33,192 for the 2003 period. These expenses related to equity in net loss of affiliate and interest expense on shareholder loans outstanding during these periods.

NET LOSS
         Net loss for the three months ended March 31, 2004 increased to $588,477 from $303,964 for the 2003 period. The increase in net loss of approximately 94% from 2003 is due primarily to the overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2004, our cash reserves are not sufficient to cover our working capital deficit of $380,995. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of FemOne to continue its existence is dependent upon our success in obtaining adequate capital. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources for FemOne include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have made substantial loans to the company to fund shortfalls, and if necessary, they may for a certain period of time continue to do so until the Company's cash flows from operations are sufficient, or adequate equity financings are raised to sustain operations. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries.

RISKS AND UNCERTAINTIES

An investment in the Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list is not exclusive of every possible risk which may impact the Company and its shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

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

         Our products are valuable based in large part on their proprietary nature. Our marketing strength is also based in part upon our know-how of the direct selling industry. Our ability to market our products and take advantage of our know-how depends upon our ability to prevent others from infringing upon our intellectual property and other proprietary rights. We rely upon a combination of statutory protections and common law rights to establish and protect our proprietary rights.

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

         We require additional capital in order to implement our current business plan as contemplated in this report. FemOne intends to attempt to raise funds during the second fiscal quarter of 2004 through the sale of equity in private transactions to accredited investors in transactions exempt from the registration requirements of the federal and state securities laws. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $2,000,000, then we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also be necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that FemOne will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2004..

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

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004::

     o Report on Form 8-K filed on February 17, 2004 reporting the change in the Company's fiscal year end.

     o Report on Form 8-K filed on February 23, 2004 reporting the change in the Company's independent auditors.

     o Report on Form 8-K/A filed on March 23, 2004 updating the change in the Company's independent auditors.

     o Report on Form 8-K filed on April 24, 2004 reporting the Company's earnings for the year ended December 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

Date:     May 14, 2004



By:   /s/Raymond Grimm, Jr.
      --------------------------------------
         RAYMOND GRIMM, JR.
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)

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


Date:   May 14, 2004

 /s/  Raymond Grimm, Jr.
     -------------------------------
     Raymond Grimm, Jr.

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




By:     /s/Raymond Grimm, Jr.
        -------------------------
Name:    Raymond Grimm, Jr.

Title:   Chief Executive Officer
Date:    May 14, 2004

By:     /s/Raymond Grimm, Jr.
        -------------------------
Name:    Raymond Grimm, Jr.

Title:   Chief Financial Officer
Date:    May 14, 2004