Form 10QSB
period 2004-06-30
FEM ONE INC
filed 2004-08-16
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended : JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 26,509,009 shares of $.001 par value common stock as of August 14, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  FEMONE, INC.

                                      INDEX

PART I. - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      Balance Sheets...........................................................3
      Statements of Operations.................................................4
      Statements of Cash Flows.................................................5
      Notes to the Financial Statements........................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........11
   ITEM 3. CONTROLS AND PROCEDURES............................................21
PART II - OTHER INFORMATION...................................................21
   ITEM 1.  LEGAL  PROCEEDINGS................................................21
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
     SECURITY HOLDERS.........................................................21
   ITEM 5.  OTHER INFORMATION.................................................21
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................21
SIGNATURES....................................................................23


                                                 FEMONE, INC.
                                                BALANCE SHEETS
                                      JUNE 30, 2004 AND DECEMBER 31, 2003
======================================================================================================

                                                                            2004              2003
                                                                         (Unaudited)        (Audited)
                                                                        ------------      ------------
ASSETS
   Current assets
     Cash                                                               $       238       $     1,820
     Accounts receivable, net of allowance for doubtful
         accounts in the amount of $0                                            --            10,687
     Inventory                                                              490,650           406,138
     Prepaid and other current assets                                        88,788            10,578
                                                                        ------------      ------------
         Total current assets                                               579,676           429,223

   Property and equipment, net                                               49,999            56,342

   Other assets
     Intangible assets                                                      209,782           215,368
     Deposits                                                                 4,439             4,439
                                                                        ------------      ------------

              Total assets                                              $   843,896       $   705,372
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities
     Accounts payable and accrued liabilities                           $   444,693       $   261,271
     Accrued payroll, commissions and payroll related payables              123,555            51,704
     Customer deposits - related party                                        9,156                --
     Deferred compensation                                                  404,764           279,584
     Notes payable - related parties                                         81,816            81,394
                                                                        ------------      ------------
         Total current liabilities                                        1,063,984           673,953
   Long-term debt
     Notes payable - related party                                          696,379           360,025
                                                                        ------------      ------------
         Total liabilities                                                1,760,363         1,033,978

   Stockholders' equity (deficit)
     Common Stock, 75,000,000 common shares
         authorized, $0.001 par value, 26,509,009 and
         26,139,009 shares issued and outstanding                            26,510            26,140
     Additional paid in capital                                           2,199,664         1,828,312
     Common stock subscribed, 448,513 and 237,000 shares                    258,099           118,500
     Accumulated deficit                                                 (3,400,740)       (2,301,558)
                                                                        ------------      ------------
         Total stockholders' equity (deficit)                              (916,467)         (328,606)
                                                                        ------------      ------------
             Total liabilities and stockholders' equity  (deficit)      $   843,896       $   705,372
                                                                        ============      ============

                                            See accompanying notes.


                                                      FEMONE, INC.
                                                STATEMENTS OF OPERATIONS
                                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                       (UNAUDITED)
=========================================================================================================================

                                                         Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,

                                                        2004              2003               2004               2003
                                                   -------------      -------------      -------------      -------------
REVENUES
      Product sales                                $    262,540       $    307,214       $    482,032       $    529,494
      Cost of sales                                      75,923             81,333            132,227            157,024
                                                   -------------      -------------      -------------      -------------
GROSS PROFIT                                            186,617            225,881            349,805            372,470

EXPENSES
      Order fulfillment costs                           187,172            140,048            313,815            266,342
      Sales and marketing                               121,303            191,231            375,270            316,399
      General and administrative                        371,585            171,665            730,311            337,565
                                                   -------------      -------------      -------------      -------------
         Total operating expenses                       680,060            502,944          1,419,396            920,306
                                                   -------------      -------------      -------------      -------------
NET LOSS FROM OPERATIONS                               (493,443)          (277,063)        (1,069,591)          (547,836)
                                                   -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSES)
      Equity in net loss of affiliate                        --            (20,542)                --            (41,085)
      Interest and finance charges                      (17,862)           (10,872)           (29,591)           (20,167)
                                                   -------------      -------------      -------------      -------------
         Total other income (expenses)                  (17,862)           (31,414)           (29,591)           (61,252)
                                                   -------------      -------------      -------------      -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (511,305)          (308,477)        (1,099,182)          (609,088)

PROVISION FOR INCOME TAXES                                   --                 --                 --                 --
                                                   -------------      -------------      -------------      -------------

NET LOSS                                           $   (511,305)      $   (308,477)      $ (1,099,182)      $   (609,088)
                                                   =============      =============      =============      =============

NET LOSS PER COMMON SHARE - Basic and Diluted      $      (0.02)      $      (0.03)      $      (0.04)      $      (0.06)
                                                   =============      =============      =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING- Basic and Diluted                       26,383,509         10,796,389         26,324,009          9,815,675
                                                   =============      =============      =============      =============

                                                 See accompanying notes.


                                            FEMONE, INC.
                                      STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                             (UNAUDITED)
==================================================================================================

                                                                        2004              2003
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $(1,099,182)      $  (609,088)
Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                               13,762            13,289
     Equity in net loss of affiliate                                         --            41,085
     Options issued as compensation                                       5,434            11,507
     Stock-based compensation                                           505,887                --

Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                                   10,687            (2,584)
   Inventory                                                            (84,512)         (142,055)
   Prepaid expenses                                                     (78,210)            9,638
   Accounts payable and accrued liabilities                             183,422            64,467
   Accrued payroll, commissions and payroll payables                     71,851            81,703
   Customer deposits - related party                                      9,156            11,422
   Deferred compensation and accrued expenses                           125,180                --
                                                                    ------------      ------------
      Net cash used in operating activities                            (336,525)         (520,616)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                   (1,833)          (13,489)
   Capital expenditures for Intangible assets                                --            (9,750)
                                                                    ------------      ------------
      Net cash used in investing activities                              (1,833)          (23,239)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                                --           800,434
   Proceeds from notes payable, related parties                         356,776           105,496
   Repayment of notes payable                                           (20,000)         (516,267)
   Proceeds from notes payable                                               --           153,519
                                                                    ------------      ------------
      Net cash provided by financing activities                         336,776           543,182
                                                                    ------------      ------------
      Net increase (decrease) in cash                                    (1,582)             (673)

Cash and cash equivalents at beginning of period                          1,820               918
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $       238       $       245
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURES
   Interest Paid                                                    $    29,591       $    16,528
   Income Taxes Paid                                                $        --       $        --


                                       See accompanying notes.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
================================================================================

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

In July 2002, the Company assigned the distribution rights for Canada to FemOne Canada, Inc. for all of the Company's US products in exchange for 38.75% ownership equity interest in the Canadian company. In July 2003, ownership was decreased by the Company to 30%. Affiliated companies (20% to 50% ownership) are recorded in the statements using the equity method of accounting.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS
------------------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements and should be read in conjunction with the Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003.

STOCK BASED COMPENSATION
------------------------
The Company measures compensation expense related to the grant of stock options and stock-based awards to employees and consultants in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is determined using the intrinsic value method which is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award.

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

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
--------------------------------------------------
In accordance with SFAS No. 128, "Earnings Per Share", basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has presented only basic earnings
(loss) per share as it had no dilutive potential common shares outstanding.

RELATED PARTY TRANSACTIONS
--------------------------
A related party is generally defined as any person that holds 10% or more of the Company's securities and their immediate families, the Company's management, someone who directly or indirectly controls, is controlled by or is under common control with the Company, or anyone who can, directly or indirectly, significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction where there is a transfer of resources or obligations between related parties.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period presented. Actual results could differ from those estimates.

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

In January 2004, the Company reserved for issuance 211,513 shares of common stock valued at $139,599 as compensation for the president of FemOne Canada, Inc. for his role related to business development and marketing.

In April 2004, the Company issued 100,000 shares of its common stock valued at $84,000 for investor relations services. In April 2004, the Company issued 125,000 shares of common stock valued at $106,250 for legal services. In June 2004, the Company issued 25,000 shares of common stock valued at $11,250 for investor relations services. In June 2004, the Company issued 1,000 shares of common stock valued at $400 for sales and marketing consulting services.

NOTE 4.  STOCK  BASED COMPENSATION

2003 STOCK OPTION/ISSUANCE PLAN - In January, 2003, the Board of Directors of FemOne California adopted the 2003 Stock Option/Issuance Plan ("2003 Plan"), which was approved by the Company's shareholders on January 7, 2003. At the time of, and as a condition to, the reverse merger, FemOne, Inc. agreed to assume all of the stock options issued under the 2003 Plan, and to adopt a Plan for the Company having terms substantially similar to the 2003 Plan. Accordingly, references to stock options issued under the 2003 Plan in this Note 4, and elsewhere in this Report, are described as being issued and/or otherwise dealt with by the Company.

Under the 2003 Plan up to 3,700,000 incentive and non-qualified stock options may be granted to officers, key employees and others providing services to the Company. Options vest over a period of up to five years, and expire ten years from the date of grant.

In January 2003, the Company issued stock options for services rendered. At June 30, 2004, options to purchase 464,480 shares of common stock were outstanding. Approximately 29% of the options were exercisable on the date of the grant and the remaining 71% vest over 4 years provided the optionee continues to provide services to the Company for that period of time. The Company has accounted for these issuances in accordance with SFAS No. 123 and, from the date of issuance to June 30, 2004, has recorded expenses of $18,550 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

In September 2003, the Company issued 46,545 options to purchase common stock in exchange for services rendered. Approximately 20% of the options were exercisable on the date of the grant and the remaining 80% vest over 4 years provided the consultant continues to provide services to the Company. The Company has accounted for these issuances in accordance with SFAS No. 123 and at June 30, 2004, has recorded expenses of $5,784 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

The schedule below shows the Company's stock option activity from January 1, 2003 to June 30, 2004:

                                                                           Weighted Average
                                                      Number of Options     Exercise Price
                                                      ----------------------------------------
         Beginning Balance - January 1, 2003                    -                 -
             Issued                                             1,910,225       $0.05
             Exercised                                          -                 -
             Cancelled                                          -                 -
                                                      -------------------
         Balance - June 30, 2003                                1,910,225       $0.05
             Issued                                               939,521       $0.58
             Exercised                                          -                 -
             Cancelled                                          -                 -
                                                      -------------------
         Balance - December 31, 2003                            2,849,746       $0.20
             Issued                                                               -
             Exercised                                                            -
             Cancelled                                          (356,840)       $0.05
                                                      -------------------
         Balance - June 30, 2004                                2,492,906       $0.22
                                                      ===================

The following table summarizes information and stock options outstanding at June 30, 2004:

                                       Options Outstanding                         Options Exercisable
                        --------------------------------------------------    -------------------------------

                                                                                                  Weighted
                                              Weighted         Weighted                            Average
                                               Average          Average                           Exercise
       Range of              Number           Remaining        Exercise           Number          Price Per
    Exercise Prices        Outstanding      Life in Years        Price         Exercisable          Share
   ------------------     --------------    --------------    ------------    ---------------    ------------
         $0.05                1,553,385         8.56             $0.05           886,201            $0.05
   $0.50-$0.65                  939,521         9.25             $0.58           320,067            $0.50


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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's Proforma net loss and loss per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                             June 30,
                                                 --------------------------------      --------------------------------
                                                      2004               2003               2004              2003
                                                 -------------      -------------      -------------      -------------
Net Loss
    As reported                                  $   (511,305)      $   (308,477)      $ (1,099,182)      $   (609,088)
    SFAS No. 123 effect                                31,092             29,710             62,184             59,421
                                                 -------------      -------------      -------------      -------------

Pro forma net loss                               $   (542,397)      $   (338,187)      $ (1,161,366)      $   (668,509)
                                                 =============      =============      =============      =============
Loss per share
    As reported                                  $      (0.02)      $      (0.03)      $      (0.04)      $      (0.06)
    Pro forma                                    $      (0.02)      $      (0.03)      $      (0.04)      $      (0.07)
Weighted average shares outstanding - basic
and diluted                                        26,383,509         10,796,389         26,324,009          9,815,675

STOCK PURCHASE WARRANT/FINANCIAL ADVISORY SERVICES - In January 2004, the Company entered into a Financial Advisory Agreement for one year of services to assist the Company in raising necessary equity financings. Under the terms of this agreement, the Company will pay a monthly fee of $5,000 to the consultant. The fees are to be deferred until such time that the Company closes equity financing transactions equal to or at least $300,000. The consultant will receive bonus fees of between 2.5% and 5.0% on the close of a financing transaction. In addition, as an incentive the Company has issued 250,000 Stock Purchase Warrants exercisable into a like number of shares of Common Stock with an exercise price of $0.50 per share. These warrants expire five years from the date of issuance. The Company has valued the warrant on the date of issuance Black-Scholes option-pricing model at $124,962. As of June 30, 2004, $62,480 of expense has been recorded.

NOTE 5.  RELATED PARTY TRANSACTIONS

STOCKHOLDER LOANS
The Company has two Promissory Note agreements with officers and shareholders of the Company. The notes accrue interest at a rate of 8.0% per annum. At June 30, 2004, the Company's obligation for the principal and accrued interest on these stockholder loans was $696,379 and $2,372, respectively. Interest expense incurred on these notes was $13,106 and $22,484 for the three and six months ended June 30, 2004. Interest expense for the 2003 periods was $5,362 and $11,818, respectively.

In connection with the purchase of New Paltz Capital Corporation, the Company assumed stockholders loans in the amount of $47,000, of which $30,000 accrues interest at 6.0% and the remaining $17,000 is non-interest bearing. At June 30, 2004, $50,444 was outstanding as stockholder loans payable to officers and shareholders of the Company.

A company owned by a shareholder, from time to time, has loaned the Company funds. The loans are non-interest bearing and will be paid back at such time the Company has positive cash flows from operations to support such a repayment. As of June 30, 2004, the Company's obligation under these loans was $29,000.

DEFERRED COMPENSATION
The officers of the Company have elected to defer payment of their salaries until such time that the Company has sufficient cash flows from operations or raises sufficient equity resources to begin to repay the deferred salaries. Deferred Salaries payable to its officers on June 30, 2004 were $203,500 and $162,000, respectively. Also included in deferred salaries is $10,500 payable to other employees of the Company.

FEMONE CANADA, INC.
In July 2002, the Company assigned the Canadian rights to distribute all of the Company's US Products in Canada in exchange for 38.75% ownership in FemOne Canada, Inc. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The Company supplies Canada with inventory and marketing aids at a price equal to cost. For the three and six month periods ended June 30, 2004, the Company recorded sales to Canada for their inventory purchases of $14,375 and $28,267, respectively. During the relative 2003 periods the Company recorded sales of $17,103 and $26,501, respectively.

The July 2003 agreement provides stock-based compensation to the president of FemOne Canada, Inc. The shares of common stock are to be issued as compensation for services related to sales, marketing and business development. In 2003 the Company reserved for issuance 237,000 shares of its common stock and has recorded an expense related to these shares of $118,500. In January 2004 the Company reserved an additional 211,513 shares of stock and recorded an expense in the amount of $139,599. The shares reserved under this agreement will be issued as restricted stock.

FAMILY RELATIONSHIP
Certain members of a shareholder's family participated as independent sales distributors of the Company. During the three and six months ended June 30, 2004, the Company paid commissions in the amount of $24,637 and $41,462, respectively.

BLUEWAVE INNOVATIONS
Certain of the Company's officers were also founders and officers of Bluewave Innovations, a direct selling company that targeted sales to young adults through a team of college age independent sales representatives. Between November 2003 and March 2004, Bluewave marketed certain of the Company's products under the product lines of Channoine and 2SIS. During the quarter ended March 31, 2004, the Company recorded sales of $2,234 of inventory to Bluewave. In March 2004, operations of Bluewave Innovations were abandoned. During the six months ended June 30, 2004, the Company purchased inventory back from Bluewave in the amount of $46,408.

NOTE 6.  LIQUIDITY AND GOING CONCERN

An explanatory paragraph in the independent auditors' report on the financial statements for the year ended December 31, 2003 raised doubt about the Company's ability to continue as a going concern. The financial condition of the Company did not improve materially through June 30, 2004, and its continued existence is still dependent upon its ability to raise capital. The Company will have to develop and grow its customer base/revenues and achieve a profitable level of operations. Additional capital resources will be required.

Management's plans to obtain capital resources include (1) raising additional capital through sales of securities, using the proceeds to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, majority stockholders have committed to fund the expected shortfalls, if necessary to attain the Company's goals. This commitment has been demonstrated in the past as evidenced by stockholder notes, but cannot be counted upon to continue indefinitely.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7.  SUBSEQUENT EVENTS

12% CALLABLE SECURED CONVERTIBLE NOTES AND WARRANTS
---------------------------------------------------

In July 2004, the Company received gross proceeds of $1,200,000 from the sale of 12% Callable Secured Convertible Notes (the "Notes") and Warrants (the "Warrants"). The receipt of these proceeds represents the first of a three-tranche round of financing where the Company anticipates raising up to $3,000,000 in gross proceeds from the issuance of Notes and Warrants.

The Company will close on the second and third tranche after successful completion of certain requirements, which include the filing, and SEC declaration of effectiveness, of a Registration Statement on Form SB-2 to register the shares of common stock underlying the Notes and the Warrants.

The Notes expire two years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the average of the three lowest intraday trading prices for the Company's common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) Warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company's tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the Convertible Note obligations.

Pursuant to the Rules of the Securities and Exchange Commission regarding beneficial conversion features, the Company will expense as financing costs of $5,714 representing the excess of the fair market value of the common stock at the issuance date of the Note over the conversion price.

On July 23, 2004, the Company issued 3,600,000 stock purchase warrants, at an exercise price of $0.37 per share as consideration for the debt financing of $1,200,000 of Notes. These warrants expire five years from the date of issuance. The Company has valued the warrant on the date of issuance and will record a discount of $630,699 which will be charged to interest expense over the life of the Note.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the accompanying notes. Certain statements included herein may contain forward-looking information within the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, and such statements are subject to the safe harbor created by those rules. All statements, other than statements of historical fact, including, without limitation, statements regarding potential future plans and objectives of the Company, are forward-looking statements that involve risks and uncertainties. There can be no assurance that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These risks and uncertainties, and certain other related factors, are discussed in this report and in the Company's Form 10-KSB and other filings with the Securities and Exchange Commission. These forward-looking statements are made as of this date and the Company assumes no obligation to update such forward-looking statements in the future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES
         Net Sales for the three months ended June 30, 2004 decreased to $262,540 compared to $307,214 for the three month period ended June 30, 2003. Our revenues for the three month period ended June 30, 2004 consisted of:

         o        32% from sales of products from the FemOne division;
         o        68% from sales of products from our BIOPRO Technology Division

         The Company recorded sales to FemOne Canada, Inc. in the amount of $14,375 and $17,103 for the three months ended June 30, 2004 and 2003, respectively. The Company owns 30% of FemOne Canada, Inc. This investment is accounted for under the equity method. The Company recorded the sales as a pass-through of inventories at cost

COST OF SALES
         Cost of sales for the three months ended June 30, 2004 decreased to $75,923 from $81,333 in the 2003 period. The decrease of approximately 7% is attributable to lower product costs for the BIOPRO Technology products.

GROSS PROFITS
         Gross profits for the three months ended June 30, 2004 decreased to $186,617 from $225,881 for the 2003 period. The overall decrease in gross profits of approximately 17% is attributable to lower revenues in the 2004 period over the 2003 period partially offset by lower cost of goods in the 2004 period due to the introduction of a new product line with a higher overall margin.

EXPENSES
         Total expenses for the three months ended June 30, 2004 increased to $680,060 from $502,944 from the 2003 period. Included in total expenses in the 2004 period is approximately $147,381 of non-cash compensation expense related to our issuance of stock for services provided to us as discussed below. Backing these non-cash expenses out of the total expenses for 2004, there is an increase in expenses of 6% over the 2003 period.

         The overall increase in expenses, including non-cash expenses, of approximately 35% in the 2004 period over 2003 period is discussed below in the analysis of Order Fulfillment Costs, Sales and Marketing Expenses, and General and Administrative Expenses:

Order Fulfillment Costs
-----------------------
         Order fulfillment costs for the three months ended June 30, 2004 increased to $187,172 from $140,048 over the 2003 period. The costs of order fulfillment include commissions paid to independent sales distributors representing 39% and 65% of the order fulfillment expenses in the 2004 and 2003 periods respectively. Other costs included in order fulfillment costs are shipping and costs of processing credit card transactions, was well as warehousing costs. These costs are directly relative to the Company's net sales and remained consistent between the 2004 and 2003 periods.

Sales and Marketing Expenses
----------------------------
         Sales and marketing expenses for the three months ended June 30, 2004 decreased to $121,303 from $191,231 over the 2003 period. The overall decrease in sales and marketing expenses of 37% is attributable to lower costs for employee and consultant compensation, travel and website maintenance in the 2004 period.

General and Administrative Expenses
-----------------------------------
         General and administrative expenses for the three months ended June 30, 2004 increased to $371,585 from $171,665 in the 2003 period. The overall increase of 116% between the 2004 and 2003 periods is primarily related to investor relations activities, professional fees and expenses of a publicly traded company. Included in the increased expenses in 2004 is a total of $147,381 of non-cash expenses for stock compensation.

Other Income and Expense
------------------------
         Other income and expense for the three months ended June 30, 2004 decreased to $17,862 from $31,414 for the 2003 period. These expenses related to equity in net loss of affiliate and interest expense on shareholder loans outstanding during these periods.

NET LOSS
         Net loss for the three months ended June 30, 2004 increased to $511,305 from $308,477 for the 2003 period. The increase in net loss of approximately 66% from 2003 is due primarily to the overall increase in expenses as discussed above.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES
         Net Sales for the six months ended June 30, 2004 decreased to $482,032 compared to $529,494 for the six month period ended June 30, 2003. Our revenues for the six months ended June 30, 2004 consisted of:

         o        44% from sales of products from the FemOne division;
         o 56% from sales of products from our BIOPRO Technology Division launched in the 2004 quarter

         The Company recorded sales to FemOne Canada, Inc. in the amount of $28,267 and $26,501 for the six months ended June 30, 2004 and 2003, respectively.

COST OF SALES
         Cost of sales for the six months ended June 30, 2004 decreased to $132,227 from $157,024 in the 2003 period. The decrease of approximately 16% is attributable to lower product costs for the BIOPRO Technology products.

GROSS PROFITS
         Gross profits for the six months ended June30, 2004 decreased to $349,805 from $372,470 for the 2003 period. The overall decrease in gross profits of approximately 6% is directly attributable to lower sales in the 2004 period partially offset by lower cost of goods in the 2004 period due the introduction of a new product line with a higher overall margin.

EXPENSES
         Total expenses for the six months ended June 30, 2004 increased to $1,419,396 from $920,306 for the 2003 period. Included in total expenses in the 2004 period is approximately $431,000 of non-cash compensation expense related to the issuance of stock for services provided to the Company as discussed below. Backing these non-cash expenses out of the total expenses for 2004, there is an increase in expenses of 7% over the 2003 period.

         The overall increase in expenses, including non-cash expenses, of approximately 54% in the 2004 period over 2003 period is discussed below in the analysis of Order Fulfillment Costs, Sales and Marketing Expenses, and General and Administrative Expenses:

Order Fulfillment Costs
-----------------------
         Order fulfillment costs for the six months ended June 30, 2004 increased to $313,815 from $266,342 over the 2003 period. The costs of order fulfillment include commissions paid to independent sales distributors representing 57% and 68% of the order fulfillment expenses in the 2004 and 2003 periods respectively. Other costs included in order fulfillment costs are shipping and costs of processing credit card transactions, was well as warehousing costs. These costs are directly relative to the Company's net sales and remained consistent between the 2004 and 2003 periods.

Sales and Marketing Expenses
----------------------------
         Sales and marketing expenses for the six months ended June 30, 2004 increased to $375,270 from $316,399 over the 2003 period. The overall increase in sales and marketing expenses of 19% to non-cash compensation expense of $144,157, of which $139,599 is for stock issued to the president of the Company's affiliate, FemOne Canada, Inc. for his efforts in business development and marketing. (See FemOne/BIOPRO under Note 4 to our financial statements). Exclusive of this non-cash expense, Sales and Marketing expenses decreased 27% in 2004 from the 2003 period. These decreases in the 2004 period are attributable to lower costs for employee and consultant compensation, travel expenses, website maintenance, and promotional materials.

General and Administrative Expenses
-----------------------------------
         General and administrative expenses for the six months ended June 30, 2004 increased to $730,311 from $337,565 in the 2003 period. The overall increase of 116% between the 2004 and 2003 periods is primarily related to investor relations activities, professional fees and expenses of a publicly traded company. Included in the increased expenses in 2004 is a total of $199,724 of non-cash expenses for stock compensation compared to $11,507 in the 2003 period.

Other Income and Expense
------------------------
         Other income and expense for the six months ended June 30, 2004 decreased to $29,591 from $61,252 for the 2003 period. These expenses related to equity in net loss of affiliate and interest expense on shareholder loans outstanding during these periods.

NET LOSS
--------
         Net loss for the six months ended June 30, 2004 increased to $1,099,182 from $609,088 for the 2003 period. The increase in net loss of approximately 80% from 2003 is due primarily to the overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2004, our cash reserves were not sufficient to cover our working capital deficit of $484,308. These factors have contributed to uncertainty about our ability to continue as a going concern. The ability of FemOne to continue its existence is dependent upon our success in obtaining adequate capital. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources for FemOne include (1) raising additional capital through sales of securities, the proceeds of which would be used to improve the marketing effort of all of our product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have made substantial loans to the company to fund shortfalls, and if necessary, they may for a certain period of time continue to do so until the Company's cash flows from operations are sufficient, or adequate equity financings are raised to sustain operations. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries, but cannot be counted upon to continue indefinitely.

In July 2004, the Company received gross proceeds of $1,200,000 from the sale of 12% Callable Secured Convertible Notes (the "Notes") and Warrants (the "Warrants"). The receipt of these proceeds represents the first of a three-tranche round of financing where the Company anticipates raising up to $3,000,000 in gross proceeds from the issuance of Notes and Warrants.

The Company will close on the second and third tranche after successful completion of certain requirements, which include the filing, and SEC declaration of effectiveness, of a Registration Statement on Form SB-2 to register the shares of common stock underlying the Notes and the Warrants. Under the terms of the Registration Rights Agreement, we are obligated to register the underlying common stock with the SEC within 45 days from the initial Closing Date, and our Registration Statement must be declared effective by the SEC within 120 days from the date that it is filed. If we fail to meet either deadline, we will be in default under our various agreements with the Note holders, and, in addition to being able to foreclose upon our assets and stock, we will owe additional penalty amounts to the Note holders in cash (determined as a fluctuating percentage of the outstanding principal balance of the Notes), which amounts are also convertible at the election of such holders into additional shares of common stock of the Company.

The Notes expire two years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the average of the three lowest intraday trading prices for the Company's common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) Warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company's tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the Convertible Note obligations.

For an explanation of how we will be accounting for the issuance of securities in this transaction, refer to Note 7 accompanying the financial statements included in this Report.

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

         INTENSE COMPETITION AND TECHNOLOGICAL CHANGE MAY RENDER OUR PRODUCTS UNCOMPETITIVE OR OBSOLETE.

         We also compete with other direct selling companies for distributors. Our business and results of operations may be harmed by market conditions and competition in the future which affect the specific product line or lines that we offer for sale. Many of our competitors have much greater name recognition and financial and other resources than we have, which may give them a competitive advantage.

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

         We began to offer our CHANNOINE(R) skincare products to the public on June 1, 2002, our 2SIS cosmetics products on August 10, 2002, our FemOne nutritional products on September 28, 2002, our LEANCHOICES(TM) weight control products and program on February 6, 2004, and our Biotron electromagnetic frequency harmonization products on February 19, 2004. A decision to invest in FemOne must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

         o        strengthen awareness of our products;
         o        respond to competitive developments;
         o        continue to upgrade and expand our line of products; and
         o continue to attract, retain, and motivate our employees and independent distributors.

         We cannot be certain that we will be able successfully to address each of these risks adequately.

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

         THE CONVERTIBLE NOTES WHICH WE HAVE SOLD TO RAISE THE FUNDS WE REQUIRE TO GROW THE BUSINESS, WILL LIKELY RESULT IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, AS MIGHT ANY FUTURE CONVERTIBLE OR DERIVATIVE SECURITIES WE MAY BE REQUIRED TO ISSUE TO RAISE ADDITIONAL NEEDED CAPITAL.

         We have recently closed a sale of 12% Callable Convertible Promissory Notes and Warrants in a transaction anticipated to raise up to $3,000,000 in three tranches if certain registration conditions can be met within the time frames called for in the documents effecting this transaction (and described in greater detail elsewhere in this Report). Each of the Notes and the Warrants are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, which would result in substantial dilution to our existing investors. In addition, amounts which may become due as penalties for failure to meet certain of our obligations under the transaction documents, or if the fair market value of our shares decreases significantly, it will result in further dilutive issuances of our common stock to the Note holders.

         Furthermore, in the event we may require more capital to meet our business objectives, to the extent that we are able to identify other accredited investors who will purchase equity securities from us, it may be that the terms on which such equity is sold will be more favorable than the price of our common stock at market. To the extent that we are unable to sell our securities for effectively the price at which our common stock can be bought in the public markets, then we may be forced to sell our securities for less than their market value, which could result in substantial dilution to our existing shareholders which is disproportionate to the value of the funds received by us in such transaction. There is no guarantee that additional financing will be available to us on acceptable terms when needed, or at all.

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

         OUR FAILURE TO COMPLY WITH GOVERNMENT REGULATION OF OUR PRODUCTS AND SALES METHODS, INCLUDING BY OUR DISTRIBUTOR NETWORK, MAY RESULT IN SIGNIFICANT PENALTIES OR CLAIMS, ANY OF WHICH MAY RESULT IN ENFORCEMENT ACTION BY THE RELEVANT REGULATORY AGENCY, WHICH WOULD HAVE A MATERIALLY ADVERSE EFFECT UPON THE COMPANY, ITS OPERATIONS AND FINANCIAL CONDITION.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2004.

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

REPORTS ON FORM 8-K
-------------------

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

         o        Report on Form 8-K filed on April 20, 2004 reporting under
                  Item 5 the Company's earnings results for the year ended December 31, 2003
         o Report on Form 8-K filed on May 24, 2004 reporting under Item 5 the Company's earnings results for the quarter ended March 31, 2004

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

Date:     August 16, 2004

By:   /s/Raymond Grimm, Jr.
      ---------------------
         RAYMOND GRIMM, JR.
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)