Form 10QSB
period 2004-09-30
FEM ONE INC
filed 2004-11-15
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the quarterly period ended : SEPTEMBER 30, 2004

         [ ] Transition Report pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the transition period __________to_________

                        COMMISSION FILE NUMBER 000-49661


                                  FEMONE, INC.

        (Exact name of small business issuer as specified in its charter)


               NEVADA                                         98-0358887
   -------------------------------                       -------------------
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

   5600 Avenida Encinas, Suite 130
        Carlsbad, California                                    92008
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

         Issuer's telephone number, including area code: (760) 448-2498


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 29,609,009 shares of $.001 par value common stock as of November 12, 2004.

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

      BALANCE SHEETS...........................................................3

      STATEMENTS OF OPERATIONS.................................................4

      STATEMENTS OF CASH FLOWS.................................................5

      NOTES TO THE FINANCIAL STATEMENTS........................................6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATIONS...................................................13

   ITEM 3. CONTROLS AND PROCEDURES............................................21

PART II - OTHER INFORMATION...................................................21

   ITEM 1.  LEGAL PROCEEDINGS.................................................21

   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS.................................................21

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................21

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS.........................................................21

   ITEM 5.  OTHER INFORMATION.................................................21

   ITEM 6.  EXHIBITS..........................................................22

SIGNATURES....................................................................23

                                              FEMONE, INC.
                                             BALANCE SHEETS
-------------------------------------------------------------------------------------------------------
                                SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------


                                                                           2004               2003
                                                                       (Unaudited)          (Audited)
                                                                      --------------     --------------
ASSETS
   Current assets
     Cash                                                             $     574,866      $       1,820
     Accounts receivable, net of allowance for doubtful
         accounts in the amount of $0                                        12,950             10,687
     Accounts receivable, related party                                      24,700                 --
     Inventory                                                              544,342            406,138
     Prepaid and other current assets                                       101,898             10,578
                                                                      --------------     --------------
         Total current assets                                             1,258,756            429,223

   Property and equipment, net                                               48,616             56,342

   Other assets
     Intangible assets                                                      259,989            215,368
     Deposits                                                                 4,439              4,439
                                                                      --------------     --------------

              Total assets                                            $   1,571,800      $     705,372
                                                                      ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities
     Accounts payable and accrued liabilities                         $     219,656      $     261,271
     Accrued payroll, commissions and payroll related payables              196,014             51,704
     Deferred compensation                                                  146,526            279,584
     Notes payable - related parties                                         67,446             81,394
                                                                      --------------     --------------
         Total current liabilities                                          629,642            673,953
   Long-term debt
     Notes payable - related party                                          708,360            360,025
     Convertible notes payable, net                                         629,732                 --
                                                                      --------------     --------------
         Total  long term debt                                            1,338,092            360,025
                                                                      --------------     --------------
                    Total liabilities                                     1,967,734          1,033,978
                                                                      --------------     --------------


   Stockholders' equity (deficit)
     Common Stock, 150,000,000 common shares
         authorized, $0.001 par value, 26,609,009 and
         26,139,009 shares issued and outstanding                            26,610             26,140
     Additional paid in capital                                           3,320,754          1,828,312
     Common stock subscribed, 448,513 and 237,000 shares                    258,099            118,500
     Accumulated deficit                                                 (4,001,397)        (2,301,558)
                                                                      --------------     --------------
         Total stockholders' equity (deficit)                              (395,934)          (328,606)
                                                                      --------------     --------------


             Total liabilities and stockholders' equity (deficit)     $   1,571,800      $     705,372
                                                                      ==============     ==============


                                        See accompanying notes.


                                                   3

                                                  FEMONE, INC.
                                            STATEMENTS OF OPERATIONS
                         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------


                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                 2004              2003              2004              2003
                                             -------------     -------------     -------------     -------------
REVENUES
      Product sales                          $    475,357      $    270,914      $    957,389      $    800,407
      Cost of sales                               111,023            91,318           243,250           248,342
                                             -------------     -------------     -------------     -------------
GROSS PROFIT                                      364,334           179,596           714,139           552,065

EXPENSES
      Order fulfillment costs                     350,276           135,820           664,090           402,161
      Sales and marketing                         169,780           256,541           545,050           572,940
      General and administrative                  280,142           176,353         1,010,453           513,918
                                             -------------     -------------     -------------     -------------
         Total operating expenses                 800,198           568,714         2,219,593         1,489,019
                                             -------------     -------------     -------------     -------------
NET LOSS FROM OPERATIONS                         (435,864)         (389,118)       (1,505,454)         (936,954)
                                             -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSES)
      Amortization of discount on
        convertible notes payable                (117,226)               --          (117,226)               --
      Equity in net loss of affiliate                  --                --                --           (41,085)
      Interest and finance charges                (47,568)          (10,965)          (77,159)          (31,132)
                                             -------------     -------------     -------------     -------------
         Total other income (expenses)           (164,794)          (10,965)         (194,385)          (72,217)
                                             -------------     -------------     -------------     -------------

LOSS BEFORE PROVISION FOR INCOME TAXES           (600,658)         (400,083)       (1,699,839)       (1,009,171)

PROVISION FOR INCOME TAXES                             --                --                --                --
                                             -------------     -------------     -------------     -------------

NET LOSS                                     $   (600,658)     $   (400,083)     $ (1,699,839)     $ (1,009,171)
                                             =============     =============     =============     =============

NET LOSS PER COMMON SHARE -
  Basic and Diluted                          $      (0.02)     $      (0.03)     $      (0.06)     $      (0.10)
                                             =============     =============     =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - Basic and Diluted              26,559,009        11,692,565        26,374,009        10,489,690
                                             =============     =============     =============     =============


                                             See accompanying notes.


                                                       4

                                        FEMONE, INC.
                                  STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                         (UNAUDITED)
--------------------------------------------------------------------------------------------


                                                                   2004             2003
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $(1,699,839)     $(1,009,171)
Adjustment to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization expense                          20,824           22,635
     Equity in net loss of affiliate                                    --           41,085
     Options issued as compensation                                 11,213           11,508
     Stock-based compensation                                      537,133          118,500
     Amortization of discount on convertible notes payable          88,297               --

Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                             (26,963)         (14,510)
   Inventory                                                      (138,204)        (105,942)
   Prepaid expenses                                                (91,320)           1,138
   Accounts payable and accrued liabilities                        (41,615)         (23,008)
   Accrued payroll, commissions and payroll payables               144,310          110,339
   Deferred compensation and accrued expenses                     (133,058)          (8,229)
                                                               ------------     ------------
      Net cash used in operating activities                     (1,329,222)        (855,655)
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                              (4,719)         (44,739)
   Capital expenditures for Intangible assets                      (25,000)          (9,750)
                                                               ------------     ------------
      Net cash used in investing activities                        (29,719)         (54,489)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                           --        1,404,418
   Proceeds from convertible notes payable                       1,597,600               --
   Proceeds from notes payable, related parties                    358,335          214,631
   Repayment of notes payable                                      (23,948)        (696,864)
                                                               ------------     ------------
      Net cash provided by financing activities                  1,931,987          922,185
                                                               ------------     ------------
      Net increase in cash                                         573,046           12,041

Cash and cash equivalents at beginning of period                     1,820              918
                                                               ------------     ------------
Cash and cash equivalents at end of period                     $   574,866      $    12,959
                                                               ============     ============

SUPPLEMENTAL DISCLOSURES
   Interest Paid                                               $   199,765      $    23,931
   Income Taxes Paid                                           $        --      $        --


                                   See accompanying notes.


                                              5

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

This Report on Form 10-QSB reports the Company's Federal Tax Identification Number as 98-0358887, prior reports were inadvertently submitted to the Securities and Exchange Commission showing Federal Tax Identification Number 88-049089.

FemOne, Inc. is a distributor of various lines of cosmetics, skin care, nutritional and health products in the United States and Canada.

In July 2002, the Company to FemOne Canada, Inc. the Canadian distribution rights for all of the Company's US products in exchange for 38.75% ownership equity interest in the Canadian company. In July 2003, ownership was decreased by the Company to 30%. In August 2004, we created BIOPRO Technology Australasia Pty, Ltd, as a wholly-owned subsidiary to market and sell the Company's products in Australia and surrounding markets. Affiliated companies (20% to 50% ownership) are recorded in the statements using the equity method of accounting.

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

In September 2004, the Company issued an aggregate total of 100,000 shares of common stock valued at $28,000 as partial consideration for the purchase of intellectual property rights.

NOTE 4.  CONVERTIBLE NOTES PAYABLE

12% CALLABLE SECURED CONVERTIBLE NOTES AND WARRANTS
---------------------------------------------------

Between July and September 2004, the Company received gross proceeds of $2,000,000 from the sale of 12% Callable Secured Convertible Notes (the "Notes") and Warrants (the "Warrants"). In October 2004, the Company received $1,000,000 from the final closing of this three-tranche round of financings bringing the total gross proceeds under this financing to $3,000,000. See "Subsequent Events" footnote below.

The Company has recorded prepaid interest and prepaid financing costs related to the $2,000,000 of Notes totaling $160,000 and $302,551, respectively. As of September 30, 2004, $31,222 and $28,930 has been expensed and the balance will be expensed over the life of the Notes.

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

Pursuant to the Rules of the Securities and Exchange Commission regarding beneficial conversion features, the Company will expense as financing costs $5,714 representing the excess of the fair market value of the common stock at the issuance date of the Note over the conversion price on the notes outstanding as of September 30, 2004.

Between July and September 2004, the Company issued 6,000,000 stock purchase warrants, at an exercise price of $0.37 per share as consideration for the debt financing of $2,000,000 of Notes. These warrants expire five years from the date of issuance. The Company has valued the warrants on the date of issuance and has recorded a discount in aggregate of $1,050,450 which will be charged to interest expense over the life of the Notes.

Under the terms of the Convertible Note agreements, the Company is required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two (2) times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation (the "Available Share Requirement"). The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for the Company's stock during the preceding twenty trading days. Based upon the current price of the Company's common stock, the Available Share Requirement is greater than the number of authorized shares of common stock which the Company currently has available to it. Under the applicable agreements, this default would require the Company to pay a penalty to the note holders until the date on which such default can be cured. However, the Company has received from the note holders a written waiver for this technical default until January 11, 2005, and is preparing to take the steps necessary to request shareholder approval to increase the authorized number of shares to the required level within that period.

In October 2004, the Company received $1,000,000 from the final closing of this three-tranche round of financings bringing the total gross proceeds under this financing to $3,000,000. See "Subsequent Events" footnote below.

NOTE 5.  STOCK BASED COMPENSATION

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

In July 2004, the Board of Directors of the Company adopted the 2004 Stock Incentive Plan (the "Plan"), which was approved by the Company's shareholders on September 20, 2004. The Plan incorporates all issued and outstanding stock options issued under the 2003 Plan.

Under the Plan up to 3,700,000 incentive and non-qualified stock options may be granted to officers, key employees and others providing services to the Company. Options vest over a period of up to five years, and expire ten years from the date of grant.

STOCK OPTION ISSUANCES - In January 2003, the Company issued stock options for services rendered. At June 30, 2004, options to purchase 464,480 shares of common stock were outstanding. Approximately 29% of the options were exercisable on the date of the grant and the remaining 71% vest over 4 years provided the optionee continues to provide services to the Company for that period of time.

The Company has accounted for these issuances in accordance with SFAS No. 123 and, from the date of issuance to June 30, 2004, has recorded expenses of $18,550 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

In September 2003, the Company issued 46,545 options to purchase common stock in exchange for services rendered. Approximately 20% of the options were exercisable on the date of the grant and the remaining 80% vest over 4 years provided the consultant continues to provide services to the Company. The Company has accounted for these issuances in accordance with SFAS No. 123 and at September 30, 2004, has recorded expenses of $11,213 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.05 per share and have a term of 10 years.

At September 30, 2004, the Company has issued and outstanding stock options exercisable into 2,492,906 shares of common stock with a weighted average exercise price of $0.22 per share.

The following table summarizes information and stock options outstanding at September 30, 2004:

                                       Options Outstanding                         Options Exercisable
                          ------------------------------------------------    -------------------------------
                                                                                                  Weighted
                                              Weighted         Weighted                            Average
                                               Average          Average                           Exercise
       Range of              Number           Remaining        Exercise           Number          Price Per
    Exercise Prices        Outstanding      Life in Years        Price         Exercisable          Share
   ------------------     --------------    --------------    ------------    ---------------    ------------
         $0.05                1,553,385         8.30             $0.05           886,201            $0.05
      $0.50-$0.65               939,521         9.00             $0.58           460,075            $0.50

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's Proforma net loss and loss per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                        -------------------------------     -------------------------------
                                            2004               2003              2004              2003
                                        -------------     -------------     -------------     -------------
Net Loss
    As reported                         $   (600,658)     $   (400,083)     $ (1,699,839)     $ (1,009,171)
    SFAS No. 123 effect                       31,092            29,710            93,276            89,131
                                        -------------     -------------     -------------     -------------

Pro forma net loss                      $   (631,750)     $   (429,793)     $ (1,793,115)     $ (1,098,302)
                                        =============     =============     =============     =============

Loss per share
    As reported                         $      (0.02)     $      (0.03)     $      (0.06)     $      (0.10)
    Pro forma                           $      (0.02)     $      (0.04)     $      (0.07)     $      (0.10)
Weighted average shares outstanding
  - basic and diluted                     27,559,009        11,692,565        26,374,009        10,489,690

STOCK PURCHASE WARRANT/FINANCIAL ADVISORY SERVICES - In January 2004, the Company entered into a Financial Advisory Agreement for one year of services to assist the Company in raising necessary equity financings. Under the terms of this agreement, the Company will pay a monthly fee of $5,000 to the consultant. The fees are to be deferred until such time that the Company closes equity financing transactions equal to or at least $300,000. The consultant will receive bonus fees of between 2.5% and 5.0% on the close of a financing transaction. In addition, as an incentive the Company has issued 250,000 Stock Purchase Warrants exercisable into a like number of shares of Common Stock with an exercise price of $0.50 per share. These warrants expire five years from the date of issuance. The Company has valued the warrant on the date of issuance Black-Scholes option-pricing model at $124,962. As of September 30, 2004, $93,726 of expense has been recorded related to the warrants.

NOTE 6.  RELATED PARTY TRANSACTIONS

STOCKHOLDER LOANS
-----------------
The Company has two Promissory Note agreements with officers and shareholders of the Company. The notes accrue interest at a rate of 8.0% per annum. At September 30, 2004, the Company's obligation for the principal and accrued interest on these stockholder loans was $708,359 and $2,498, respectively. Interest expense incurred on these notes was $14,013 and $36,464 for the three and nine months ended September 30, 2004. Interest expense for the 2003 periods was $5,951 and $30,867, respectively.

In connection with the purchase of New Paltz Capital Corporation, the Company assumed stockholders loans in the amount of $47,000, of which $30,000 accrues interest at 6.0% and the remaining $17,000 is non-interest bearing. At September 30, 2004, $50,948 was outstanding as stockholder loans payable to officers and shareholders of the Company.

A company owned by a shareholder, from time to time, has loaned the Company funds. The loans are non-interest bearing and will be paid back at such time the Company has positive cash flows from operations to support such a repayment. As of September 30, 2004, the Company's obligation under these loans was $14,000.

DEFERRED COMPENSATION
---------------------
The officers of the Company have elected to defer payment of their salaries until such time that the Company has sufficient cash flows from operations or raises sufficient equity resources to begin to repay the deferred salaries. Deferred Salaries payable to its officers on September 30, 2004 were $76,008 and $60,552, respectively.

FEMONE CANADA, INC.
-------------------
In July 2002, the Company assigned the Canadian rights to distribute all of the Company's US Products in Canada in exchange for 38.75% ownership in FemOne Canada, Inc. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The Company supplies Canada with inventory and marketing aids at a price equal to cost. For the three and nine month periods ended September 30, 2004, the Company recorded sales to Canada for their inventory purchases of $7,551 and $35,818, respectively. During the relative 2003 periods the Company recorded sales of $8,499 and $35,001, respectively.

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

In August and September 2004, the Company advanced to FemOne Canada an aggregate of $22,028 in the form of a loan. The loan accrues interest at a rate of 8% per annum and is due and payable upon demand.

BIOPRO AUSTRALASIA PTY LTD
--------------------------
In the fourth quarter of 2004, the Company began sales and marketing of certain of its products under its BIOPRO Technology division to Australia. The Company has formed a subsidiary in Australia to handle its operations in that country.

FAMILY RELATIONSHIP
-------------------
Certain members of a shareholder's family participated as independent sales distributors of the Company. During the three and nine months ended September 30, 2004, the Company paid commissions in the amount of $23,165 and $64,627, respectively.

BLUEWAVE INNOVATIONS
--------------------
Certain of the Company's officers were affiliated with Bluewave Innovations, a direct selling company who marketed certain of the Company's products under the product lines of Channoine and 2SIS from November 2003 to March 2004. In March 2004, operations of Bluewave Innovations were abandoned. During the nine months ended September 30, 2004, the Company purchased inventory back from Bluewave in the amount of $45,662.

NOTE 7.  LIQUIDITY AND GOING CONCERN

An explanatory paragraph in the independent auditors' report on the financial statements for the year ended December 31, 2003 raised doubt about the Company's ability to continue as a going concern. Between July 2004 and October 2004, the Company has raised gross proceeds of $3,000,000 from the sale of convertible notes as discussed above. This equity financing has improved the present financial condition of the Company, however, its continued existence is still dependent upon its ability to raise capital, developing and growing its customer base/revenues and achieving a profitable level of operations. Additional capital resources may be required in the future.

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

NOTE 8.  SUBSEQUENT EVENTS

STOCKHOLDER LOANS
-----------------
In November 2004, the Company repaid $14,000 of a stockholder loan that was outstanding as of September 30, 2004. The Company has no further obligation under this loan.

DEFERRED COMPENSATION
---------------------
In October 2004, the Company repaid a portion of the outstanding deferred compensation due to its executive officers. As of the filing of this report Deferred Salaries payable to each of its officers were $39,301 and $31,309, respectively.

FEMONE CANADA
-------------
In October 2004, the Company advanced an additional $18,618 to FemOne Canada. Total due and payable from FemOne Canada is now $40,616 and will be repaid upon demand.

FINAL CLOSING ON 12% CALLABLE SECURED CONVERTIBLE NOTES AND WARRANTS
--------------------------------------------------------------------
In October 2004, the Company received gross proceeds of $1,000,000 from the sale of 12% Callable Secured Convertible Notes and Warrants representing the final closing under this financing. See Note 4.

Pursuant to the Rules of the Securities and Exchange Commission regarding beneficial conversion features, the Company will expense as financing costs of $128,571 representing the excess of the fair market value of the common stock at the issuance date of the Note over the conversion price on the Notes.

In October 2004, the Company issued 3,000,000 stock purchase warrants, at an exercise price of $0.37 per share as consideration for the debt financing of $2,000,000 of Notes. These warrants expire five years from the date of issuance. The Company has valued the warrants on the date of issuance and has recorded an aggregate discount of $524,013 which will be charged to interest expense over the life of the Notes.

Between October 2004 and November 8, 2004, the Company has issued 3,000,000 shares of common stock from the conversion of $142,400 in principal amount of the Notes.

FINANCIAL SERVICES AGREEMENT
----------------------------
In October 2004, the Company entered into a financial services agreement with a consulting firm to provide financial services to the Company for a one-year term. As partial consideration for their services, the Company has issued a Stock Purchase Warrant exercisable into 1,000,000 shares of common stock at an exercise price of $0.37 per share. The warrants expire five years from the date of issuance. The Company has valued the warrant on the date of issuance Black-Scholes option-pricing model at $366,966 and will record monthly expense of $30,581 over the term of the agreement.

SRA MARKETING, INC.
-------------------
In November 2004, SRA Marketing, Inc., a Nevada Corporation, was formed as a subsidiary of the Company to market some of the Company's licensed products in the direct response channel. The Company holds 51% of the outstanding shares of SRA Marketing. In November the Company advanced $19,500 to SRA Marketing in the form of a loan that will be repaid upon demand.

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

OVERVIEW

FemOne, Inc. offers our customers a variety of products to promote health and wellness through two divisions, FemOne and BIOPRO Technology. Our products are distributed through a team of independent sales representatives in the United States, and in Canada through our affiliate FemOne/BIOPRO, Canada, Inc.. Our website addresses are www.femone.com and www.bioprotechnology.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES
         Net Sales for the three months ended September 30, 2004 increased to $475,375 compared to $270,914 for the three month period ended September 30, 2003 representing a 75% increase in revenues over the 2003 period. Our revenues for the three month period ended September 30, 2004 consisted of:

         o        92% from sales of products from our BIOPRO Technology Division
         o        8% from sales of products from the FemOne division

         We recorded sales to FemOne Canada, Inc. in the amount of $7,551 and $8,499 for the three months ended September 30, 2004 and 2003, respectively. We own 30% of FemOne Canada, Inc. This investment is accounted for under the equity method. We recorded the sales as a pass-through of inventories at cost

COST OF SALES
         Cost of sales for the three months ended September 30, 2004 increased to $111,023 from $91,318 in the 2003 period. The increase of approximately 22% is attributable to higher sales in the 2004 period offset by the higher gross profit margin.

GROSS PROFITS
         Gross profits for the three months ended September 30, 2004 increased to $364,334 from $179,596 for the 2003 period. The overall increase in gross profits of approximately 103% is attributable to higher revenues in the 2004 period over the 2003 period partially offset by lower average cost of goods in the 2004 period due to the introduction of a new product line with a higher overall margin.

EXPENSES
         Total expenses for the three months ended September 30, 2004 increased to $800,198 from $568,714 from the 2003 period. Included in total expenses for the 2004 and 2003 periods are non-cash expenses of $65,588 and $118,500, respectively, from the issuance of stock as compensation for services as discussed below.

         The overall increase in expenses, including non-cash expenses, of approximately 41% in the 2004 period over 2003 period is discussed below in the analysis of Order Fulfillment Costs, Sales and Marketing Expenses, and General and Administrative Expenses:

Order Fulfillment Costs
-----------------------
         Order fulfillment costs for the three months ended September 30, 2004 increased to $350,276 from $135,820 over the 2003 period. The costs of order fulfillment include commissions paid to independent sales distributors representing 75% and 60% of the order fulfillment expenses in the 2004 and 2003 periods respectively. Other costs included in order fulfillment costs are shipping and costs of processing credit card transactions, was well as warehousing costs. These costs are directly relative to the Company's net sales and remained consistent between the 2004 and 2003 periods.

Sales and Marketing Expenses
----------------------------
         Sales and marketing expenses for the three months ended September 30, 2004 decreased to $169,780 from $256,541 over the 2003 period. During the 2003, non-cash expense of $118,500 was recorded as compensation expense from the issuance of common stock to the president of the Company's affiliate, FemOne Canada, Inc. for his efforts in business development and marketing. (See FemOne/BIOPRO under Note 6 to our financial statements). Backing out this non-cash expense from total expense in the 2003 period, shows an overall increase in total sales and marketing expenses of 23% over the 2004 period. This increase is attributable to increased consulting and other activities related to expansion of the operations into Australia in the 2004 period.

General and Administrative Expenses
-----------------------------------
         General and administrative expenses for the three months ended September 30, 2004 increased to $280,142 from $176,353 in the 2003 period. The overall increase of 59% between the 2004 and 2003 periods is primarily related to investor relations activities, professional fees and expenses of a publicly traded company. Included in the increased expenses in 2004 is a total of $65,588 of non-cash expenses for stock compensation.

Other Income and Expense
------------------------
         Other income and expense for the three months ended September 30, 2004 increased to $164,794 from $10,965 for the 2003 period. The increase in other expenses represents the amortization of discounts and expenses on the convertible note financing of $117,226 during the 2004 period and increased interest expense relative to the convertible notes.

NET LOSS
         Net loss for the three months ended September 30, 2004 increased to $600,658 from $400,083 for the 2003 period. The increase in net loss of approximately 50% from 2003 is due primarily to the overall increase in expenses as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES
         Net Sales for the nine months ended September 30, 2004 increased to $957,389 compared to $800,407 for the nine month period ended September 30, 2003 representing an increase in overall revenues of 20% from the 2003 period. Our revenues for the nine months ended September 30, 2004 consisted of:

         o        74% from sales of products from our BIOPRO Technology Division
         o        26% from sales of products from the FemOne division

         We recorded sales to FemOne Canada, Inc. in the amount of $35,818 and $35,001 for the nine months ended September 30, 2004 and 2003, respectively.

COST OF SALES
         Cost of sales for the nine months ended September 30, 2004 decreased to $243,250 from $248,342 in the 2003 period. The decrease of approximately 2% is attributable to lower product costs for the BIOPRO Technology products.

GROSS PROFITS
         Gross profits for the nine months ended September 30, 2004 increased to $714,139 from $552,065 for the 2003 period. The overall increase in gross profits of approximately 29% is directly attributable to higher sales in the 2004 period partially offset by lower cost of goods in the 2004 period due the introduction of a new product line with a higher overall margin.

EXPENSES
         Total expenses for the nine months ended September 30, 2004 increased to $2,219,593 from $1,489,019 for the 2003 period. As discussed below, included in total expenses for the 2004 and 2003 periods are non-cash compensation expenses related to the issuance of stock for services provided to us, of $480,967 and $130,005 respectively. Backing these non-cash expenses out of the total expenses for 2004, there is an increase in expenses of 28% over the 2003 period.

           The overall increase in expenses, including non-cash expenses, of approximately 49% in the 2004 period over 2003 period is discussed below under the headings: Order Fulfillment Costs, Sales and Marketing Expenses, and General and Administrative Expenses:

Order Fulfillment Costs
-----------------------
         Order fulfillment costs for the nine months ended September 30, 2004 increased to $664,090 from $402,161 over the 2003 period. The costs of order fulfillment include commissions paid to independent sales distributors representing 66% and 65% of the order fulfillment expenses in the 2004 and 2003 periods respectively. Other costs included in order fulfillment costs are shipping and costs of processing credit card transactions, was well as warehousing costs. These costs are directly relative to our net sales and remained consistent between the 2004 and 2003 periods.

Sales and Marketing Expenses
----------------------------
         Sales and marketing expenses for the nine months ended September 30, 2004 decreased to $545,050 from $572,940 over the 2003 period. The overall increase in sales and marketing expenses of 5% is partially offset by non-cash compensation expenses issued in 2004 and 2003 of $141,349 and $118,500, respectively, primarily related to compensation expense for stock issued to the president of our affiliate, FemOne Canada, Inc. for his efforts in business development and marketing. Exclusive of these non-cash expenses, Sales and Marketing expenses decreased 11% in 2004 from the 2003 period. These decreases in the 2004 period are attributable to lower overall costs for consultant compensation, travel expenses, website maintenance, and promotional materials.

General and Administrative Expenses
-----------------------------------
         General and administrative expenses for the nine months ended September 30, 2004 increased to $1,010,453 from $513,918 in the 2003 period. The overall increase of 97% between the 2004 and 2003 periods is primarily related to investor relations activities, professional fees and expenses of a publicly traded company. Included in the increased expenses in 2004 is a total of $339,628 of non-cash expenses for stock compensation compared to $11,508 in the 2003 period.

Other Income and Expense
------------------------
         Other income and expense for the nine months ended September 30, 2004 increased to $194,385 from $72,217 for the 2003 period. The increase in other expenses represents the amortization of discounts and expenses on the convertible note financing of $117,226 during the 2004 period and increased interest expense relative to the convertible notes.

NET LOSS
         Net loss for the nine months ended September 30, 2004 increased to $1,699,839 from $1,009,171 for the 2003 period. The increase in net loss of approximately 68% from 2003 is due primarily to an overall increase in expenses as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2004, we had available cash of $575,000 and working capital of $629,000. During October we closed the final round of a financing increasing our cash balance by net proceeds of approximately $815,000. Our ability of to continue its existence is dependent upon our success in developing and growing our customer base/revenues and achieving profitable level of operations. We may need to raise additional capital to meet our long term goals. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources for FemOne include (1) raising additional capital through sales of securities, the proceeds of which would be used to improve the marketing effort of all of our product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have made substantial loans to the company to fund shortfalls, and if necessary, they may for a certain period of time continue to do so until the our cash flows from operations are sufficient, or adequate equity financings are raised to sustain operations. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries, but cannot be counted upon to continue indefinitely.

RISKS AND UNCERTAINTIES

An investment in our Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list is not exclusive of every possible risk which may impact us and our shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

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

         We are currently reviewing the license arrangements applicable to our products in the areas we are marketing to, including through our new subsidiary BIOPRO Australasia Pty, Ltd, to ensure that all of the rights we need to lawfully marketing, sell and distribute these products within the relevant territories. To the extent that we do not have license rights in place to sell all of the products in each of the territories where we are actually selling such products, it could have a materially adverse impact upon our business and financial condition.

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

         WE REQUIRE ADDITIONAL FUNDS TO SUPPORT OUR BUSINESS OPERATIONS.

         We have recently closed financings raising gross proceeds of $3,000,000 from the sale of 12% Convertible Notes and Warrants, as discussed below. Additional capital beyond this amount may also be necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that FemOne will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

THE CONVERTIBLE NOTES WHICH WE HAVE SOLD TO RAISE THE FUNDS WE REQUIRE TO GROW THE BUSINES, HAVE RESULTED, AND WILL LIKELY CONTINUE TO RESULT IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, AS MIGHT ANY FUTURE CONVERTIBLE OR DERIVATIVE SECURITIES WE MAY BE REQUIRED TO ISSUE TO RAISE ADDITIONAL NEEDED CAPITAL.

         We have recently closed a sale of 12% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $3,000,000 (and described in greater detail elsewhere in this Report). Each of the Notes and the Warrants are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, which would result in substantial dilution to our existing investors. In addition, amounts which may become due as penalties for failure to meet certain of our obligations under the transaction documents, or if the fair market value of our shares decreases significantly, it will result in further dilutive issuances of our common stock to the Note holders.

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

         Under the terms of the Convertible Note agreements, we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance by us of up to two (2) times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation (the "Available Share Requirement"). The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days. Based upon the current trading price of our common stock, the Available Share Requirement is greater than the number of authorized shares of common stock which we currently has available to us. Under the applicable agreements, this default would require us to pay a penalty to the note holders until the date on which such default can be cured. In order for us to increase our authorized number of shares of our common stock, we will need to file an amendment to our Articles of Incorporation with the Secretary of State of Nevada, which will require a proxy statement to be filed with the Securities and Exchange Commission, a mailing to our shareholders and the affirmative vote of a controlling majority of our shareholders authorizing the amendment. Although we have received from the note holders a written waiver for this technical default until January 11, 2005, if we are unable successfully to take all of the steps necessary to have the amendment filed and accepted by the Nevada Secretary of State by the date on which the current waiver is set to expire, we will be required to pay a penalty in cash or additional shares as set out in the applicable note agreements, copies of which have been filed by us as exhibits to prior filings. (See: Exhibits). There can be no assurance that we will be able to complete the process necessary to effectuate an authorization of shares sufficient to meet the Available Share Requirement by the expiration of the waiver, or that we will be able to obtain an extension of such waiver from the note holders. In such event, we will be required to make penalty payments until such process is completed, which could deplete needed cash resources or create additional dilution to our existing shareholders, depending upon whether the penalties are paid in stock or cash, or some combination thereof.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Raymond Grimm, Jr. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following unregistered securities were issued during the quarter ended September 30, 2004:

         o 75,000 shares of common stock were issued to Dr. Carl Coppolino pursuant to an Intellectual Property Purchase Agreement dated July 27, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 20, 2004, our majority shareholders adopted resolutions to authorize the following actions, all of which had previously been authorized by our Board of Directors and circulated to all shareholders of record on Schedule Def 14-C, filed with the Securities and Exchange Commission on August 30, 2004:

         o amendment of our Articles of Incorporation to increase the authorized number of shares to 150,000,000 from 75,000,000
         o        adoption of the FemOne, Inc. 2004 Incentive Plan
         o        election of Ray W. Grimm, Jr., Alfred Hanser and Joseph V.
                  Caracciolo as Directors to serve on our Board of Directors for the 2004-2005 fiscal year; and
         o appointment of Peterson & Co., LLP as our independent auditors for fiscal year 2004.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION

2.1 Agreement and Plan of Reorganization dated October 15, 2003 between the Registrant, FemOne, Inc. (California) and the Shareholders of FemOne, Inc. (California) (3)

3.1               Articles of Incorporation of New Paltz Capital Corp. dated
                  March 14, 2000 (1)

3.2 Certificate of Amendment of Articles of Incorporation dated October 2, 2003 (2)

3.3               Certificate of Amendment of Articles of Incorporation dated
                  September 23, 2004

3.4               Bylaws, as amended (1)

4.1               Form of Share Certificate (1)

31.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (1) Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.

         (2)      Filed as an exhibit to a Form 8-K filed on October 3, 2003.

         (3)      Filed as an exhibit to a Form 8-K/A on October 27, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

Date:     November 15, 2004



By:  /s/ Raymond Grimm, Jr.
     -------------------------------------------------------
         RAYMOND GRIMM, JR.
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)