Form 10KSB
period 2004-12-31
FEM ONE INC
filed 2005-04-04
CIK 1161461

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

(Mark One)

  [X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
                                   Act Of 1934

                   For the fiscal year ended December 31, 2004

              FINANCIAL STATEMENT INFORMATION IN PART F/S INCLUDED

   [ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange
                                   Act Of 1934

                  For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 000-49661


                                  FEMONE, INC.
        (Exact name of small Business Issuer as specified in its charter)


         NEVADA                                            98-0358887
         ------                                            ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

5600 Avenida Encinas, Suite 130
Carlsbad, California                                                     92008
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

         Issuer's telephone number, including area code: (760) 448-2498

  Securities registered under Section 12(b) of the Exchange Act: Not Applicable

         Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,917,542

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $938,3999, based upon the closing price of such Common Stock on the Over-the-Counter Bulletin Board of $0.045 per share on March 29, 2004, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 40,501,773 as of March 29, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  FEMONE, INC.
                                   Form 10-KSB
                      For the Year Ended December 31, 2004


ITEM 1.  BUSINESS..............................................................4

ITEM 2.  PROPERTIES...........................................................12

ITEM 3.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................13

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............15

ITEM 7.  FINANCIAL STATEMENTS.................................................20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................20

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................21

ITEM 10. EXECUTIVE COMPENSATION...............................................21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.......................................................23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................23

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................26

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................27

                                     PART I

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and stores information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make may include incorporate or incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

ITEM 1.  BUSINESS.

We were incorporated on March 14, 2000 under the laws of the State of Nevada as New Paltz Capital Corp. In August 2003, Mr. Ray W. Grimm, Jr., and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp. On October 3, 2003, our name was formally changed to FemOne, Inc. ("FemOne" or the "Company"). At that time, we adopted the business plan of FemOne, a privately-held California corporation ("FemOne California"), a direct selling organization specializing in products to promote health and wellness. On October 22, 2003, we completed the acquisition of all of the existing and outstanding shares of common stock of FemOne California.

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

PRODUCTS AND DISTRIBUTION

OVERVIEW

We offer our customers a variety of products to promote health and wellness using two marketing channels, Direct Sales through a team of independent sales representatives, and Direct Response through televised shopping. Our company markets products under four product lines, BIOPRO Technology, FemOne Nutritionals, Channoine Cosmetics and 2SIS Cosmetics. All of our products are available for sale in the United States and in Canada, through our affiliate FemOne/BIOPRO Canada. BIOPRO Technology products are also available for sale in Australia and New Zealand through our subsidiary BIOPRO Technology Australasia Pty, LTD.

DIRECT SALES
------------

We have two divisions offering products through direct sales:

         o        BIOPRO Technology offering a variety of BioEnergetic products:
                  and

         o FemOne offering its proprietary line of nutritional products, Channoine Cosmetics and 2SIS Cosmetics.

BIOPRO TECHNOLOGY DIVISION

In January 2004, we launched a new technology division named BIOPRO Technology ("BIOPRO") to distribute BioEnergetic products. BIOPRO Technology's core product concept is based on a concept called the Energy Elevation Chamber ("EEC"). Products developed in an EEC, are programmed with blends of resonant frequencies that are transferred onto unique carriers and stores information in order to enhance a variety of energetic processes. In February 2004, we introduced our first product, the BIOPRO Cell Chip. This technology, developed by a German team of researchers is designed to harmonize/neutralize dangerous electromagnetic frequencies into harmonized `biowaves' that can be absorbed by our bodies, and is intended to prevent long-term health risks associated with harmful radiation. The first practical application selected by BIOPRO for the multi-purpose technology is harmonization/neutralization of the electromagnetic radiation emitted by cellular telephones. Since the evidence that cell phone radiation poses significant long-term health risks has been mounting over the past few years, consumers are looking for protection from these risks. Our management believes that the market potential just for this single application of the technology is large, given the approximately 145 million current cell phone users in North America (1.2 billion worldwide). Throughout 2004, we also introduced chip applications for cordless home telephones and motor vehicles.

In October 2004, we introduced two new products, BioNutratonic(TM) and the BIOPRO QLink(TM). BioNutratonic(TM) is an energy-sustaining tonic designed to combat the toxin buildup and energy drain that electropollution causes in our bodies. We have purchased the formula from its inventor and have full worldwide marketing rights.

The BIOPRO QLink pendant has been developed by its manufacturer, Clarus Products International LLC, and is being privately labeled under the name BIOPRO Q-Link, for us. The BIOPRO QLink is designed to strengthen the life energies and biofield of the user. The BIOPRO QLink transmits bio-compatible information encoded into subtle energy. This resonates with the human biofield, inducing more harmony and bio-information integrity. Metaphorically speaking, the QLink(TM) "tunes" the biofield and "optimizes" energy states across the ensemble of energy fields. This is accomplished using a passive, non-invasive, non-radiating method. The key principle is "resonance" and the core technology of the BIOPRO QLink is called "Sympathetic Resonance Technology".

In January 2005, we introduced a private labeled, universal BIOPRO EMF Harmonization Chip(TM) for use on a variety of appliances emitting electromagnetic frequency ("EMF") or electromagnetic radiation (EMR). The universal application replaces the previous products for cell phone, cordless home phone and motor vehicles.

In January 2005, we introduced a new application using the EEC, the Econo Fuel Chip(TM). Econo Fuel Chips(TM) are charged with a blend of frequencies that are transferred into fuel when placed on the motor vehicle's fuel tank. This process allows the fuel to burn more efficiently.

BIOPRO AUSTRALASIA PTY, LTD.

In October 2004, we began operation of BIOPRO Australasia Pty, Ltd, an Australian company, formed as a subsidiary of FemOne, Inc. to market the products of BIOPRO Technology in Australia and New Zealand through direct sales. FemOne owns 90% of the outstanding shares of BIOPRO Australasia, and its managing director, Mr. Kenneth Newton owns 10%. See "Certain Relationships and Related Transactions."

FEMONE DIVISION

Within the FemOne Division we offer herbal nutritional products under the brand name "FemOne", high quality skin care cosmetics through our sublicensing agreement with Alfred Hanser for Channoine Cosmetics, cosmetics marketed to young women under the brand name "2SIS", and a weight management system under the brand name LeanCHOICESTM.

FEMONE Nutritional & Hormonal Balancing Products:
-------------------------------------------------
In late 2002 and early 2003, FemOne launched its own brand of natural nutritional supplements targeting specific health issues of women. The product line consists of six (6) products, including formulas specifically targeting the market of menopausal women, addressing hormonal balance and relief of a host of menopausal symptoms such as hot flashes and night sweats, as well as other vitamin and mineral formulas designed for the overall health and wellness of women. Our products offer a solution for women who are looking for alternatives to hormone replacement therapy ("HRT").

CHANNOINE(R) Skincare/Cosmetics Products:
-----------------------------------------
In May 2002, FemOne entered into a sublicense agreement with Mr. Alfred Hanser, an executive officer and director of FemOne, for the exclusive right to distribute CHANNOINE(R)1 cosmetic products through direct sales in the United States, Canada and Mexico. The sublicense agreement is effective for five years, and includes five consecutive options to extend the term for additional five year periods (for a total of twenty-five more years, should we elect to exercise each of these options) at no additional consideration. FemOne anticipates exercising each of the available terms under this sublicense, and is amortizing the cost over the full thirty year life of the agreement. From inception to December 31, 2004, $17,833 of expense has been amortized relative to this agreement. See "Certain Relationships and Related Transactions."

CHANNOINE(R) Cosmetics is a high-end, European, personal care product line which currently generates in revenues in excess of $100 million annually in Europe through a well-established direct sales marketing program. CHANNOINE(R) has more than of 100 products that are highly regarded for their outstanding quality of ingredients and packaging, and for delivery of cosmeceutical-type benefits and affordable pricing. Because of the product's unique benefits, they fit perfectly into FemOne's overall strategy of marketing and selling products designed to protect and enhance the health of our customers. We have sublicensed the right to sell certain of these products in the U.S., Canada and Mexico in the direct sales channel.

2SIS Color Cosmetics Products:
------------------------------
Complementary to the CHANNOINE(R) product line, we have also developed our 2SIS product line, which targets the rapidly exploding market of cosmetics for high school and college-aged girls. Using our relationship with a European based cosmetic lab, we have developed a stylish, youthful cosmetic line designed to become the "cool brand" for this brand conscious youth market.

LEANCHOICESTM Weight Loss System
--------------------------------
In January 2004, FemOne introduced its LEANCHOICESTM Weight Loss System. It addresses a large and growing market in which, according to media reports, over 50% of the North American population is clinically obese. Our weight loss system features advanced nutritional products that incorporate an ingredient known as high-viscosity glucomannan, a "zero-calorie" pure fiber food that traps fat and aids in weight loss, as well as a natural metabolism enhancing supplement and custom recipes developed for the LEANCHOICESTM System.

DIRECT RESPONSE TELEVISION SHOPPING NETWORKS
--------------------------------------------

SRA MARKETING
-------------
In December 2004, SRA Marketing, Inc., a Nevada Corporation ("SRA"), was formed as a subsidiary to market some of our licensed products in a larger market, using the marketing channel of direct response television shopping. We own 51% of the outstanding shares of SRA. The remaining 49% is owned by a company owned by Steven Page who is a director of SRA Marketing and provides management services to SRA. Mr. Page is also president of our affiliate FemOne/BIOPRO Canada. See "Certain Relationships and Related Transactions."

Through our sub-licensing agreement between us and Afred Hanser, we have acquired the Direct Response Television Shopping Network rights to marketing Channoine products pursuant to Mr. Hanser's master licensing agreement with Channoine Cosmetics, A.G. See "Certain Relationships and Related Transactions."

In December 2004, we introduced Channoine Cosmetics on Shop NBC. Our experience with SHOP NBC is new, and we have not yet established a trend, nor can we adequately project the frequency of our airing dates. We have made 1 appearance during the forth quarter of 2004, from which we achieved gross sales of approximately $229,000. We anticipate that we will air at a minimum of twice per quarter during 2005.

PROMOTION AND MARKETING

Our promotion and sales development activities are directed at assisting our independent sales representatives to market and sell our products, through the use of company sales brochures, product samples, product demonstrations, motivational training sessions and frequent conference calls. We motivate our independent sales representatives' through promotions, contests and special incentives that reward superior sales performance. We hold periodic sales meetings to recognize performance, introduce new products, provide sales training and empowerment of the independent sales force.

FEMONE CANADA, INC.

In May 2002, we assigned to FemOne Canada, Inc., a Canadian corporation ("FemOne/BIOPRO Canada"), distribution rights to all of our US products in exchange for 38.75% of the outstanding ownership interests in FemOne/BIOPRO Canada. In July 2003, this agreement was amended to decrease the portion of our ownership to 30%, in exchange for a nominal amount. In October 2004, the agreement was further amended to increase the portion of our ownership back to 38.75% for a nominal amount. The agreement provides that we supply FemOne/BIOPRO Canada with inventory and marketing aids at a price equal to our cost. See "Certain Relationships and Related Transactions."

PRODUCT LIABILITY INSURANCE

We maintain product liability insurance in an aggregate of $1.0 million per occurrence on US sales and BIOPRO Australasia maintains a limit of $10,000,000 for products liability.

EMPLOYEES

As of March 31, 2005, we have 12 full-time employees including Mr. Grimm and Mr. Hanser. Of these employees, 3 serve in sales and marketing departments, 6 serve in administration and 3 in distribution. BIOPRO Australasia had two full time employees in operations.

CONSULTANTS

From time to time, we engage consultants to assist in its business operations. We currently have consulting agreements in place for website services, sales management, legal services, and financial advisory services.

RISKS AND UNCERTAINTIES

An investment in our Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list does not include every possible risk which may impact us and our shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

                          RISKS RELATED TO OUR BUSINESS

         IF THE NUMBER OR PRODUCTIVITY OF OUR INDEPENDENT DISTRIBUTORS IN OUR DIRECT SALES MARKETING CHANNEL DOES NOT INCREASE, OUR REVENUE WILL NOT INCREASE IN THAT DISTRIBUTION CHANNEL.

         Our primary source of revenue is from direct sales where we distribute our products exclusively through independent distributors. In addition, we expect to rely on a small number of distributors for a large portion of our revenues. As a result, to increase our revenue, our distributors must increase in number, become more productive, or both. We cannot assure you that our distributors will increase or even maintain their current number or levels of productivity. Our distributors may terminate their services to us at any time, and we expect to experience turnover among our distributors from year to year, which turnover could be significant. We also cannot accurately predict how the number and productivity of our distributors may fluctuate because we rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. The number and productivity of our distributors depends upon several additional factors, including:

         o the emergence of any adverse publicity regarding us, our products or our competitors,
         o the public's perception of our products, their ingredients and their ability to perform as advertised,
         o the public's perception of our distributors and direct selling businesses in general,
         o general economic and business conditions in the United States and in other countries where we sell product or source inventories or technology, and
         o fluctuations in general market conditions, labor conditions, currency rates, tariffs and trade relationships and other factors impacting our ability to source and sell our products outside of the United States.

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

         Distributor actions that result in adverse publicity could also harm our business. Because our distributors are independent contractors and not employees, we cannot provide to them the same level of direction, motivation and oversight as we would to our employees. We may have difficulties enforcing our policies and procedures governing our distributors because of their independence, their large number, and their disparate geographic locations, and regulations in some countries that limit our ability to monitor and control the sales practices of distributors or terminate relationships with distributors.

         INTENSE COMPETITION AND TECHNOLOGICAL CHANGE MAY RENDER OUR PRODUCTS UNCOMPETITIVE OR OBSOLETE.

         We also compete with other direct selling companies for distributors. Our business and results of operations may be harmed by market conditions and competition in the future, which affect the specific product line or lines that we offer for sale. Many of our competitors have much greater name recognition and financial and other resources than we have, which may give them a competitive advantage.

         In addition, the nutritional supplement, cosmetic, skin care, weight management and health technology industries are all highly competitive. We have many competitors in these areas including retail establishments specializing in these products, department stores, and weight management establishments. We believe that the personalized customer service offered by our independent sales representatives and the high quality of its products will assist in establishing a competitive position for us.

         CLAIMS THAT USE OF OUR PRODUCTS CAUSE NEGATIVE HEALTH EFFECTS MAY ARISE AND HURT OUR SALES AND FINANCIAL CONDITION.

         We may receive consumer complaints, or allegations, that the use of our products produced adverse health effects, or did not produce the health benefits advertised. These complaints, if they became the subject of lawsuits or of widespread publicity, and even if ultimately not proven, could seriously damage our business.

         WE HAVE ONLY BEEN OFFERING OUR PRODUCTS TO THE PUBLIC FOR A LIMITED AMOUNT OF TIME AND CANNOT ASSURE YOU THAT THEY WILL ACHIEVE WIDESPREAD MARKET ACCEPTANCE.

         We began to offer our CHANNOINE(R) skincare products to the public on June 1, 2002, our 2SIS cosmetics products on August 10, 2002, our FEMONE nutritional products on September 28, 2002, our LEANCHOICESTM weight control products and program on February 6, 2004, and our BIOPRO electromagnetic frequency harmonization products on February 19, 2004. In December 2004, we offered our CHANNOINE(R) products on Shop NBC for the first time. A decision to invest in our company must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

         o        strengthen awareness of our products;
         o        respond to competitive developments;
         o        continue to upgrade and expand our line of products; and
         o continue to attract, retain, and motivate our employees and independent distributors.

         We cannot be certain that we will be able to successfully address each of these risks adequately.

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

         THE REPORT ON OUR FINANCIAL STATEMENTS FROM OUR INDEPENDENT AUDITORS INCLUDES A QUALIFICATION AS TO OUR ABILITY TO CONTINUE AS A "GOING CONCERN"

         In their report on our audited financial statements for the years ended December 31, 2004 and 2003 included herein, our independent auditors have included an explanatory paragraph stating that due to our lack of profitability and net capital deficiency, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

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

         We are currently reviewing the license arrangements applicable to our products in areas we are marketing to, including through our subsidiary BIOPRO Australasia, to ensure that all of the rights we need to lawfully market, sell and distribute these products within the relevant territories. We are also still negotiating the definitive license terms to be used with SRA Marketing, a recently-formed controlled subsidiary for the marketing of certain of our products within the United States through direct response television shopping channels, and we are negotiating a similar license with our affiliate FemOne/BIOPRO Canada for similar marketing rights within Canada. Until these agreements are executed, the subsidiaries/affiliates are selling these products without written licensing rights. To the extent that we do not have these license rights in place to sell all of the products in each of the territories where we are actually selling such products, it could have a materially adverse impact upon our business and financial condition.

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

         THE CONVERTIBLE NOTES WHICH WE SOLD IN 2004 TO RAISE FUNDS WE REQUIRED TO GROW THE BUSINESS, HAVE RESULTED, AND WILL LIKELY CONTINUE TO RESULT IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, AS MIGHT ANY FUTURE CONVERTIBLE OR DERIVATIVE SECURITIES WE MAY BE REQUIRED TO ISSUE TO RAISE ADDITIONAL NEEDED CAPITAL.

         Between July and October 2004, we closed a sale of 12% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $3,000,000. Each of the Notes and the Warrants are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, and such conversion or exercise will result in substantial dilution to our existing investors. In addition, amounts which may become due as penalties for failure to meet certain of our obligations under the transaction documents, or if the fair market value of our shares decreases significantly, will result in further dilutive issuances of our common stock to the Note holders.

         Furthermore, in the event we may require more capital to meet our business objectives, to the extent that we are able to identify other accredited investors who will purchase equity securities from us, it may be that the terms on which such equity is sold will be more favorable than the price of our common stock at market. To the extent that we are unable to sell our securities for effectively the price at which our common stock can be bought in the public markets, then we may be forced to sell our securities for less than their market value, which could result in further substantial dilution to our existing shareholders which is disproportionate to the value of the funds received by us in such transaction. There is no guarantee that additional financing will be available to us on acceptable terms when needed, or at all.

         WE REQUIRE ADDITIONAL FUNDS TO SUPPORT OUR BUSINESS OPERATIONS.

         We will require additional capital in order to implement our current business plan as contemplated in this report. We intend to attempt to raise funds during the second fiscal quarter of 2005 through the sale of equity in private transactions to accredited investors in transactions yet to be determined. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $1,500,000 and not more than $5,000,000, we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also become necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

         OUR DIRECT RESPONSE TELEVISION SHOPPING NETWORK REVENUES RELY ON THE DECISIONS OF ONE TELEVISION NETWORK SHOPPING CHANNEL

         Our Channoine Cosmetic products are available for sale periodically on Shop NBC and have been since December 2004. While we anticipate that we will be considered to be a featured supplier on Shop NBC on a routine and frequent basis, we cannot guarantee that we will be approved for airtime or will have successful sales from the airing. Our risks include but are not limited to, the quality of our on-air talent, the time of day our products are aired, customer satisfaction and acceptance of new products, competition and new products that are unknown to the current market place.

ITEM 2.  PROPERTIES.

For operations of our direct sales business in the United States, our executive offices and corporate operations, we lease two facilities in Carlsbad, California. We occupy 4,926 square feet located at 5600 Avenida Encinas, Suite
130. Our warehouse facility occupies 2,515 square feet at 5115 Avenida Encinas, Suite H. Each lease is renewable in one or two year terms. Our aggregate lease payments in 2004 were $118,492, and our expected aggregate lease payments for 2005 are $180,000.

BIOPRO Australasia operates an office and warehouse in Sydney, Australia with approximately 1,000 square feet which we utilize through our relationship with our principal Kenneth Newton who is the managing director of BIOPRO Australasia. The fee to lease the facility is included in the management fee paid to Mr. Newton.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 11, 2005, our majority shareholders adopted resolutions to authorize the following actions, all of which had been previously authorized by our Board of Directors and circulated to all shareholders of record on Schedule Def 14-C, filed with the Securities and Exchange Commission on December 23, 2004:

         o amendment of our Articles of Incorporation to increase the authorized number of shares from 75,000,000 to 500,000,000

         o amendment of our 2004 Stock Incentive Plan to increase the number of shares available pursuant to the Plan to 12,500,000.

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

As of the date of this filing, we have 40,501,773 shares of common stock issued and outstanding, of which 21,537,000 shares are free trading and the balance are restricted stock as that term is used in Rule 144

The following table sets forth the high and low bid prices for our common stock for the quarters from September 22, 2003 to December 31, 2004:

                                                  Closing Bid      Closing Ask
                                                  -----------      -----------
                                                  High    Low      High    Low
                                                  ----    ---      ----    ---
        2003
        Third quarter (09/22/2003 - 09/30/2003)   1.47    0.00     1.55    0.00
        Fourth quarter                            1.59    0.05     1.70    0.25

        2004
        First Quarter                             1.51    0.51     1.55    0.62
        Second Quarter                            4.00    0.36     1.12    0.095
        Third Quarter                             0.37    0.15     0.41    0.17
        Fourth Quarter                            0.19    0.045    0.21    0.048


The above information was provided by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS OF COMMON STOCK
The number of shareholders of record of our common stock on March 29, 2005 was approximately 120, excluding approximately 18,704,205 million shares of common stock held by Cede & Co. Our management believes that we have in excess of 1,200 beneficial owners of our common stock in total.

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

As of December 31, 2004 we had neither declared nor paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all earnings in order to finance further expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in compliance with the Nevada Revised Statutes.

RECENT ISSUANCES OF UNREGISTERED SECURITIES
Between October 1, 2004 and December 31, 2004, there were no issuances of unregistered securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in
Item 7 of this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the others referenced in this report, those discussed under the heading "Risk Factors" earlier in this document.

OVERVIEW

We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with items that protect and enhance their health and wellness, including at the cellular level. We sell our products primarily though Direct Sales through two divisions, BIOPRO and FemOne, as described below, and we also sell our Channoine Cosmetic products through the Direct Response Television Shopping Network:

         o BIOPRO Technology and FemOne. BIOPRO Technology's core product concept is based products developed using an Energy Elevation Chamber ("EEC"). Products developed in an EEC are programmed with blends of resonant frequencies that are transferred onto unique carriers and stores information in order to enhance a variety of energetic processes. During 2004 we offered a variety of chip applications for cellular telephones, cordless home telephones and motor vehicles.
         o The FemOne Division currently markets and sells cosmetic products under the brand names CHANNOINE(R) and 2SIS, natural nutritional and hormonal balancing products under the brand name FEMONE, and a weight loss system under the brand name LEANCHOICESTM.
         o In December 2004, we formed a subsidiary named SRA Marketing, Inc, a Nevada corporation, to manage the marketing of Channoine Cosmetics through the Direct Response Television Shopping network. We hold 51% of the outstanding shares of SRA Marketing.

RESULTS OF OPERATIONS FOR THE YEARS ENDED 2004 AND 2003

For the year ended December 31, 2004, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network. Revenues in 2003 were for direct sales of FemOne Nutritional, Channoine Cosmetics and 2SIS products. The table below shows our revenues broken out by product line:

REVENUES

                                                     Year ended          Year ended           Increase
                                                    December 31,        December 31,       (Decrease) from
         Revenues                                       2004                2003             prior year
         --------                                 ----------------    ----------------    ----------------
         Direct Sales
           BIOPRO Technology                      $     1,351,167     $            --     $     1,351,167
           FemOne                                         268,401             960,298            (691,897)
                                                  ----------------    ----------------    ----------------
         Total revenues from direct sales               1,619,568             960,298             659,270
                                                  ----------------    ----------------    ----------------
         Direct Response-SRA Marketing                    228,834                  --             228,834
         Product sales to affiliate                        69,140              55,910              13,230
                                                  ----------------    ----------------    ----------------
                               Total Revenues     $     1,917,542     $     1,016,208     $       901,334
                                                  ================    ================    ================

         Net Sales for the year ended December 31, 2004 increased to $1,917,542 from $1,016,208 for the year ended December 31, 2003. The increase in net sales of $901,334 or 89% over 2003 is primarily due to a net increase in revenue from Direct Sales of $659,270, or 68% over 2003. Also contributing to the increase over prior year are revenues of $228,834 from our new subsidiary SRA Marketing. Included in net sales for the years ended 2004 and 2003 are sales of inventory to our Canadian affiliate, a related party, of $69,141 and $55,910, respectively, representing a pass-through of inventories at cost.

COST OF SALES


                                                      Year ended          Year ended           Increase
                                                     December 31,        December 31,      (Decrease) from
         Cost of Sales                                   2004                2003             prior year
         -------------                              --------------      --------------      --------------
         Direct Sales
           BIOPRO Technology                        $     340,712       $          --       $     340,712
           FemOne                                          47,975             279,972            (231,997)
                                                    --------------      --------------      --------------
         Total cost of sales from direct
         sales                                            388,687             279,972             108,715
                                                    --------------      --------------      --------------
         Direct Response-SRA Marketing                    109,062                  --             109,062
         Cost of products sold to affiliate                69,140              55,910              13,230
                                                    --------------      --------------      --------------
                          Total cost of sales       $     566,889       $     335,882       $     231,007
                                                    ==============      ==============      ==============

         Cost of sales for the year ended December 31, 2004 increased to $566,889 from $335,882 for the year ended December 31, 2003. The overall increase in cost of sales of 69% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2004 are costs of sales by our new subsidiary SRA Marketing.

GROSS PROFITS
         Overall gross profits for the year ended December 31, 2004 to $1,350,653 from $680,326 for the year ended December 31, 2003. The overall increase in gross profits of approximately 99% is directly attributable to the overall increase in net sales in 2004 and increase in gross margins from Direct Sales of 74% and Direct Response of 110%. We attribute the increase in our profits to the growth in our BIOPRO Technology division in the US, Australia and New Zealand and profits from our new subsidiary SRA Marketing.

OPERATING EXPENSES
         Total operating expenses for the year ended December 31, 2004 increased to $3,529,602 from $2,000,590 for the year ended December 31, 2003. The overall increase in expenses of approximately 76% over the prior year is discussed below in the discussions of Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses:

Order Fulfillment Costs
-----------------------
         Order fulfillment costs for the year ended December 31, 2004 increased to $1,064,168 from $551,548 for the year ended December 31, 2003, an increase of approximately 93% over the prior year. The overall increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 73% of total expenses incurred within the order fulfillment area.

Sales and Marketing Expenses
----------------------------
         Sales and marketing expenses for the year ended December 31, 2004 increased to $790,953 from $706,351 for the year ended December 31, 2003. The increase of approximately 12% in sales and marketing expenses is due primarily to our efforts to launch BIOPRO Technology and expand internationally. Included in sales and marketing expense for 2004 are approximately $130,000 in expenses to expand and begin operations in Australia and New Zealand.

         Also included in total sales and marketing expenses for the years ended December 31, 2004 and 2003 are non-cash expenses of $139,599 and $118,500, respectively, attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses
-----------------------------------
         General and administrative expenses for the year ended December 31, 2004 increased to $1,674,481 from $742,691 for the year ended December 31, 2003. The overall increase in expenses between the years ended 2004 and 2003 is representative of our continued growth, and includes expenses for a full year of being a publicly reporting company as described below. Overall expenses increased approximately 125% over the prior year. Also included in general and administrative expense during 2004 are expenses attributable to inventory impairment of $184,000 due to the write off of certain of our inventories in the 2SIS product line.

         Also included in general and administrative expenses in 2004 are approximately $500,000 of expenses resulting from our activities as a publicly reporting company, including costs related to our public filings, financial consulting services, and investor/public relations activities. Of that amount, approximately $402,000 of these expenses are non-cash and represent compensation expense for stock or warrants issued in connection with services provided to us.

Other Income and Expense
------------------------
         Other income and expense for the year ended December 31, 2004 increased to net expense of $921,156 from $83,076 for the year ended December 31, 2003. This increase in other expenses is primarily attributable to non-cash interest expense totaling $668,136, resulting from amortization of debt discount and financing expenses and interest expense of $113,652 resulting from the convertible note financing during the 2004 period.

         Included in other income and expense for the year ended December 31, 2004, are losses recorded in connection with our equity investment in FemOne/BioPro Canada of $41,086.

Minority Interest
-----------------
         In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for 2004 relative to the 49% is $38,623.

         In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who serves as its managing director. The minority interest relative to the loss for 2004 is included in the consolidated loss for the period. See "Related Party Transactions".

NET LOSS
         Net loss for the year ended December 31, 2004 increased to $3,138,728 from $1,403,340 from the year ended December 31, 2003. The overall increase in net loss of approximately 58% from 2003 is due primarily to the overall increase in expenses we experienced during 2004 and was partially offset by the increase in gross profits generated during the same period.

RESULTS OF OPERATIONS FOR THE YEARS ENDED 2003 AND 2002

         Results of operations for the years ended December 31, 2003 and 2002 include revenues and related expenses for the Company's products under the FemOne Division only, including the products branded FemOne, CHANNOINE(R) and 2SIS. There are no profits or expenses attributable either for products branded LEANCHOICESTM or for any product offered through our BIOPRO Technology Division as both lines were only launched in 2004.

REVENUES
         Net Sales for the year ended December 31, 2003 increased to $1,016,208 from $300,341 for the year ended December 31, 2002. Included in net sales for 2003 were sales to our Canadian subsidiary and a related party of $55,910 representing a pass-through of inventories at cost. Our revenues for 2003 in the FemOne Division were comprised of the following:

         o 69% from sales of FemOne nutritional supplements (an increase of 39% from 2002)
         o 24% from sales of CHANNOINE(R) cosmetic products (a decrease of 31% from 2002)
         o        7% from sales of 2SIS cosmetic products (a decrease of 8% from
                  2002)

         During 2003, approximately $29,364 of our revenues were from the sale of inventory to Bluewave Innovations, which abandoned its operations in the first quarter of 2004.

COST OF SALES
         Cost of sales for the year ended December 31, 2003 increased to $335,882 from $88,636 for the year ended December 31, 2002. The overall increase in cost of sales was attributable to our increase in net sales.

GROSS PROFITS
         Gross profits for the year ended December 31, 2003 increased to $680,326 from $211,705 for the year ended December 31, 2002. The overall increase in gross profits of approximately 221% was directly attributable to the overall increase in net sales in 2003. We attribute these results to an increase in our marketing efforts, the availability of new products and expansion of our team of independent sales representatives responsible for selling our products.

EXPENSES
         Total expenses for the year ended December 31, 2003 increased to $2,000,590 from $1,071,040 from the year ended December 31, 2002. The overall increase in expenses of approximately 87% over the prior year is discussed below in the analysis of Order Fulfillment Costs, Sales and Marketing Expenses, and General and Administrative Expenses:

Order Fulfillment Costs
-----------------------
         Order fulfillment costs for the year ended December 31, 2003 increased to $551,548 from $174,545 for the year ended December 31, 2002, an increase of approximately 216% over the prior year. The overall increase was directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs included commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions.

Sales and Marketing Expenses
----------------------------
         Sales and marketing expenses for the year ended December 31, 2003 increased to $706,351 from $442,503 for the year ended December 31, 2002. The overall increase (of approximately 60%) in sales and marketing expenses between the years ended 2002 and 2003 were related to our efforts to build our website, as well as operations to support our outside independent sales force. The year ended 2003 includes a full year of compensation to our employees and consultants for their services, which amounted to approximately $454,000 in the aggregate. Also, included in total sales and marketing expenses for 2003 are (1) non-cash expenses of $118,500 attributable to compensation paid in stock to the president of our Canadian subsidiary for his sales and marketing efforts during 2003, (2) $17,748 of compensation for consulting services paid in stock, and (3) $6,400 attributed to compensation expense to certain independent sales representatives for bonuses paid in stock for meeting sales targets during that fiscal year.

General and Administrative Expenses
-----------------------------------
         General and administrative expenses for the year ended December 31, 2003 increased to $742,691 from $453,992 for the year ended December 31, 2002. The overall increase in expenses between the years ended 2002 and 2003 is representative of the Company's growth in 2003 in its start-up phase, and represented an increase of approximately 64% over the prior year. The year ended 2003 included a full year of compensation expense to our executive officers and administrative staff as well as increased professional fees.

Other Income and Expense
------------------------
         Other income and expense for the year ended December 31, 2003 increased to net expense of $83,076 from net income of $5,914 for the year ended December 31, 2002. Included in other income and expense were net losses of $41,086 recorded in connection with our equity investment in FemOne/BioPro Canada (which decreased by $16,246 in 2003), interest expense of $34,997 (which increased by $11,887 in 2003 due to higher outstanding loans payable during that fiscal year), and other expenses of $6,993.

NET LOSS
Net loss for the year ended December 31, 2003 increased to $1,403,340 from $853,421 for the year ended December 31, 2002. The overall increase in net loss of approximately 64% from 2002 is due primarily to the overall increase in expenses we experienced during that fiscal year and was partially offset by the gross profit we generated during the same period.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2004, we had cash reserves of $720,468 and working capital of $822,613. We anticipate our current cash reserves together with our anticipated revenue growth to be adequate through mid 2005. We will need to raise additional funds during 2005 to allow for the ability of FemOne to continue to operate and pursue our expansion and marketing plans. The ability for FemOne to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources for FemOne include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all of our product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have committed to fund our expected shortfalls, if necessary, for a certain period to attain our goals. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries described in the footnotes to audited financial statements contained elsewhere in this report.

ITEM 7.  FINANCIAL STATEMENTS


The following documents form part of the report on the Financial Statements:


                                                                            PAGE

         Report of Independent Registered Public Accounting Firm            F-1
         Consolidated Balance Sheet                                         F-3
         Consolidated Statements of Operations                              F-4
         Consolidated Statement of Stockholders' Equity (Deficit)           F-5
         Consolidated Statements of Cash Flows                              F-6
         Notes to Consolidated Financial Statements                         F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None - Not Applicable.


ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our executive management, including our Chief Executive Officer/Chief Financial Officer and our President, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing of this annual report. Based on that evaluation, our executive management, including our CEO and CFO and our President, concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures mean the controls and other procedures that FemOne has implemented and which are designed to ensure that the information required to be disclosed by FemOne in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission. In addition, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the fiscal quarter ended December 31, 2004 which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting which we have implemented.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of March 31, 2005, are as follows:


Name                            Age            Position
----                            ---            --------
Ray W. Grimm, Jr.               59             Chief Executive Officer, Chief
                                               Financial Officer and Director

Alfred Hanser                   33             President, Secretary and Director

Joseph V. Caracciolo            59             Director

Below are brief descriptions of the background and business experience for the past five years of each of our directors.

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

Mr. Caracciolo has been a director since September 2004. From 1976 to present, Mr. Caracciolo has formed and has been the principal of numerous real estate acquisition, development and sales companies. Since 1991 he has served as president of JVC Properties NM, Inc., and since 1997 has served as director of business development for Rancho Residential LLC.

TERM OF OFFICE
Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish FemOne with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2003 all such filing requirements applicable to our officers, directors and persons holding more than ten percent of our securities were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to Ray Grimm and Alfred Hanser, comprising all of the directors and executive officers of FemOne, Inc. (our "named executive officers") for all services rendered to us in all capacities for the current fiscal year.


                                                      SUMMARY COMPENSATION TABLE

                                                                             ---------------------------------------
                                                                                       Long Term Compensation
                                -------------------------------------------- ----------------------------- ---------
                                           Annual Compensation                           Awards             Payouts
                                -------------------------------------------- ----------------------------- ---------
                                                                                            Securities                   All
                                                                   Other      Restricted    underlying      LTIP         Other
                                    Year     Salary (1)  Bonus Compensation  Stock Awards  Options/SARS    Payouts    Compensation
                                                                                  ($)            (#)
                                ----------- ----------- ------ ------------- ------------ ---------------- --------- --------------
Ray W. Grimm, Jr.                   2004      $132,000     -         -             -              -            -            -
  Chief Executive Officer           2003      $132,000     -         -             -              -            -            -
   and Chief Financial Officer      2002      $ 77,000     -         -             -              -            -            -


Alfred Hanser                       2004      $108,000     -         -             -              -            -            -
  President and Secretary           2003      $108,000     -         -             -              -            -            -
                                    2002      $ 54,000     -         -             -              -            -            -


         1) The annual salary column above represents salaries paid and accrued for the years ended December 31, 2004, 2003 and 2002, respectively, for each of Mr. Grimm and Mr. Hanser.
                  a. Mr. Grimm's annual compensation is $132,000. During 2002, Mr. Grimm received payment of $27,500 in salaries, and deferred payments from prior years in the amount of $49,500. During 2003, Mr. Grimm received payment of $44,000 in salaries and deferred payments from prior years in the amount of $88,000. During 2004, Mr. Grimm deferred payment of $71,500 of salaries. Between July and October, 2004, Mr. Grimm was repaid a total of $169,484 of deferred salaries. As of December 31, 2004, our balance due to Mr. Grimm for deferred salaries is $39,516.
                  b. Mr. Hanser's annual compensation is $108,000. During 2002, Mr. Hanser received payment of $13,500 in salaries and deferred payments from prior years in the amount of $40,500. During 2003, Mr. Hanser received payment of $40,500 in salaries and deferred payments from prior years in the amount of $67,500. During 2004, Mr. Hanser deferred payment of $58,500 of salaries. Between July and October, 2004, Mr. Hanser was repaid a total of $135,390 of deferred salaries. As of December 31, 2004, our balance due to Mr. Hanser for deferred salaries is $31,110.

STOCK OPTION GRANTS
We did not grant any stock options to our named executive officers during our fiscal years ended December 31, 2004 or 2003. We have also not granted any stock options to our named executive officers since December 31, 2004.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES
No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2004 or 2003. No stock options have been exercised by our named executive officers since December 31, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 29, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the shareholders listed below possess (or would possess) sole voting and investment power with respect to the shares indicated.

                                                                      AMOUNT AND NATURE OF   PERCENT OF
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP          CLASS(2)
--------------        ------------------------------------             ------------------   ----------
Common Stock          Ray W. Grimm, Jr.(1)                                 11,456,811          28.74%
Common Stock          Alfred Hanser(1)                                      7,891,225          19.48%
Common Stock          Joseph V. Caracciolo(1)                                 301,760           0.75%
Common Stock          AJW Offshore Ltd(2)(4)                               59,325,962          59.63%
Common Stock          AJW Qualified Partners, LLC(2)(5)                    82,696,795          67.38%
Common Stock          AJW Partners LLC(2)(6)                               32,359,615          44.52%
Common Stock          New Millenium Capital Partners(2)(7)                  5,393,269          11.76%

Common Stock          Total Officers and Directors as a Group
                      (three persons)                                      19,649,796          48.52%


     (1) The address for Mr. Grimm, Mr. Hanser and Mr. Caracciolo is 5600 Avenida Encinas, Suite 130, Carlsbad, California, 92009.
     (2) The address for AJW Offshore, LTD, AJW Qualified Partners, LLC, AJW Partners, LLC and New Millenium Capital Partners is 1104 Northern Boulevard, Suite 203, Roslyn, New York, 11576.
     (3) Based on 40,501,773 shares outstanding as of March 29, 2005.
     (4) Includes 330,000 shares of common stock, 2,970,000 shares of common stock issuable upon the exercise of Stock Purchase Warrants at $0.37 per share, and 56,025,962 shares of common stock that potentially could be issued at the current conversion price of $0.0156 for conversion of $874,005 in principal of convertible notes outstanding as of March 29, 2005.
     (5) Includes 460,000 shares of common stock, 4,140,000 shares of common stock issuable upon the exercise of Stock Purchase Warrants at $0.37 per share, and 78,096,795 shares of common stock that potentially could be issued at the current conversion price of $0.0156 for conversion of $1,218,310 in principal of convertible notes outstanding as of March 29, 2005.
     (6) Includes 180,000 shares of common stock, 1,620,000 shares of common stock issuable upon the exercise of Stock Purchase Warrants at $0.37 per share, and 30,559,615 shares of common stock that potentially could be issued at the current conversion price of $0.0156 for conversion of $476,730 in principal of convertible notes outstanding as of March 29, 2005.
     (7) Includes 30,000 shares of common stock, 270,000 shares of common stock issuable upon the exercise of Stock Purchase Warrants at $0.37 per share, and 5,093,269 shares of common stock that potentially could be issued at the current conversion price of $0.0156 for conversion of $79,455 in principal of convertible notes outstanding as of March 29, 2005.

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

STOCK PURCHASE AGREEMENT
In August 2003, Ray W. Grimm, Jr. and Alfred Hanser entered into a Stock Purchase Agreement where they acquired, in a private transaction, 5,000,000 shares of the outstanding stock of New Paltz Capital Corporation together with stockholder loans in the amount of $47,000 for an aggregate purchase price of $279,350. On September 1, 2003 the Board of Directors declared a 6 for 1 stock dividend resulting in Mr. Grimm owning 17,142,000 shares and Mr. Hanser owning 12,858,000 shares. In connection with the finalization of the merger with FemOne California., a total of 9,586,165 of these shares were retired such that Mr. Grimm owned 9,416,382 shares of our common stock and Mr. Hanser owned 7,060,227 shares of our common stock following the transaction. In the allocation of these shares, Mr. Grimm received 431,307 shares and Mr. Hanser received 323,356 shares of our common stock, bringing their total ownership at the time of the merger to 9,847,689 and 7,383,583 shares, respectively.

SUBLICENSE AGREEMENT WITH ALFRED HANSER
In May 2002, FemOne entered into a sublicense agreement with Alfred Hanser for the exclusive right to distribute CHANNOINE(R) Cosmetics products through direct sales and network marketing in the United States, Canada and Mexico. In exchange for this sublicense, FemOne issued shares of common stock equivalent to the cost of the license agreement which was $216,667. The sublicense agreement is effective for an initial term of five years, and includes five consecutive options to extend the term for additional five year periods (for a total term of thirty years), for no additional consideration. The shares of common stock underlying this agreement were issued by the privately held FemOne California. In connection with the merger transaction, Mr. Hanser received 323,356 shares of common stock for his percentage of holdings in the California corporation on the date of the merger and his participation in the prorated share allocation of 1,000,000 shares to the California shareholders. In December 2004, Mr. Hanser transferred the rights to the Direct Response Television Shopping channel to the Company for a nominal fee.

STOCKHOLDER LOANS
From time to time, Mr. Grimm and Mr. Hanser have provided loans to us pursuant to unsecured Promissory Notes. Such notes accrue interest at a rate of 8% per annum. As of December 31, 2004, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $722,621 and $2,834, respectively. As discussed in "Liquidity and Capital Condition", the amounts due to stockholders are subordinated by our outstanding notes payable. These amounts cannot be repaid in cash until our outstanding notes are paid or converted in full.

In connection with the purchase of New Paltz Capital Corporation, Mr. Grimm and Mr. Hanser assumed stockholder loans of $47,000, of which $30,000 of principal bore interest at 6%, and the remaining $17,000 of principal is non-interest bearing. In December 2004, the total outstanding balance of $51,288, including principal and accrued interest was repaid to Mr. Grimm and Mr. Hanser through the issuance of an aggregate of 1,025,764 shares of common stock with 586,122 shares to Mr. Grimm and 439,642 shares to Mr. Hanser. There are no further obligations under these loans.

ADDITIONAL RELATED PARTY LOANS
A company owned by Mr. Grimm loaned FemOne $29,000. The loan was unsecured and non-interest bearing. The loan was repaid in full in November 2004 and we have no further obligation under this loan.

FEMONE/BIOPRO CANADA
In May 2002, we assigned the Canadian distribution rights to all of FemOne's products which were eligible for sale in Canada, in exchange for 38.75% of the total ownership interests in FemOne Canada, Inc., ("FemOne/BioPro Canada). In July 2003, this agreement was amended to decrease the portion of our ownership to 30%. The agreement provides that we supply Canada with inventory and marketing aids at a price equal to cost. For the years ended 2002 and 2003, we recorded sales to Canada for their inventory purchases of $56,402 and $18,284, respectively. The agreement also calls for compensation in the form of stock for certain consulting services related to sales and marketing efforts by the President of FemOne Canada. The Company has reserved for issuance 463,513 shares of our common stock pursuant to this agreement. In December 2004, the agreement was amended to increase our portion of ownership to 38.75% for nominal consideration.

In August 2004, FemOne/BIOPRO Canada formed a division to market certain of our licensed products through the direct response television marketing channel in Canada. We provided assistance in the form of a shareholder loan in the amount of $35,646 to FemOne/BIOPRO Canada for inventory purchases. Between January and March 2005, $18,480 of this loan was repaid. These loans are non-interest bearing.

BIOPRO AUSTRALASIA, PTY, LTD.
In October 2004, we formed a subsidiary, BIOPRO Australasia Pty Ltd, an Australian company, to expand our operations into the direct selling markets of Australia and New Zealand. We own 90% of BIOPRO Australasia, the remaining 10% is owned by Mr. Kenneth Newton, the managing director of BIOPRO Australasia.

SRA MARKETING, INC.
In December 2004, we formed a subsidiary, SRA Marketing, Inc. to market our licensed products in the United States through Direct Response Television Marketing. We own 51% of SRA Marketing, the remaining 49% is owned by a company owned by Mr. Steven Page, president of our affiliate, FemOne/BIOPRO Canada. Mr. Page provides management services in exchange for a small management fee. To assist SRA Marketing with its initial inventory requirements, loans were provided by FemOne, and Rostco, a private company owned by Steven Page. Currently, we are negotiating definitive sharheolders' and long-term management agreements with Rostco, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect.

FAMILY RELATIONSHIP
Since November 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During the years ended December 31, 2004 and 2003, they were paid commissions of $94,583 and $10,031, respectively, related to their participation in the direct selling organization

BLUEWAVE INNOVATIONS
Certain of FemOne's officers were also founders and officers of Bluewave Innovations, a direct selling company targeting sales to young adults through a team of college-aged independent sales associates. Between November 2003 and March 2004, Bluewave marketed certain of the same products under the 2SIS and CHANNOINE(R) product lines as FemOne did during the same period. The Company does not believe that sales resulting from Bluewave distracted from potential FemOne sales, as the demographic of the sales force is young college-aged independent sales representatives, and differs from the demographic of the independent sales representatives' selling these products on behalf of FemOne. In March, 2004, Bluewave Innovations' operations were abandoned. During fiscal years 2004 and 2003, we sold $1,914 and $29,364 of inventory to Bluewave, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
No.      Description
-------  -----------
2.1 Agreement and Plan of Reorganization dated October 15, 2003 between the Registrant, FemOne, Inc. (California) and the Shareholders of FemOne, Inc. (California) (4)
3.1      Articles of Incorporation of New Paltz Capital Corp. dated March 14,
         2000 (1)
3.2 Certificate of Amendment of Articles of Incorporation dated October 2, 2003 (3)
3.3      Amended and Restated Articles of Incorporation dated September 23, 2004
         (8)
4.1      Form of Share Certificate (1)
10.1 Executive Employment Agreement dated June 1, 2002 between the Registrant and Ray W. Grimm, Jr. (7)
10.2 Executive Employment Agreement dated July 1, 2002 between the Registrant and Alfred Hanser (7)
10.3 Promissory Note dated May 1, 2002 between FemOne, Inc. and Ray W. Grimm, Jr. (7)
10.4     Promissory Note dated May 1, 2002 between FemOne, Inc. and Alfred
         Hanser (7)
10.5 Distribution Agreement dated February 8, 2002 between Alfred Hanser and Channoine Cosmetics AG Liechtenstein (7)
10.6 Distribution Sublicense Agreement dated May 1, 2002 between FemOne, Inc. and Alfred Hanser (7)
10.7 Distribution Agreement dated February 1, 2004 between the Registrant and Energy Transfer Corporation (7)
10.8 Securities Purchase Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.9 Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $216,000 entered into by the Registrant for the benefit of AJW Partners, LLC (7)
10.10 Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $396,000 entered into by the Registrant for the benefit of AJW Offshore, Ltd. (7)
10.11 Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $552,000 entered into by the Registrant for the benefit of AJW Qualified Partners, LLC (7)
10.12 Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $36,000 entered into by the Registrant for the benefit of New Millennium Capital Partners II, LLC (7)
10.13 Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 648,000 shares of the Registrant's common stock entered into by the Registrant for the benefit of AJW Partners, LLC (7)
10.14 Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 1,188,000 shares of the Registrant's common stock entered into by the Registrant for the benefit of AJW Offshore Ltd (7)
10.15 Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 1,656,000 shares of the Registrant's common stock entered into by the Registrant for the benefit of AJW Qualified Partners LLC (7)
10.16 Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 108,000 shares of the Registrant's common stock entered into by the Registrant for the benefit of New Millennium Capital Partners II, LLC
         (7)
10.17 Registration Rights Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.18 Intellectual Property Security Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.19 Guaranty and Pledge Agreement dated July 23, 2004 between the Registrant, Alfred Hanser, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.20 Guaranty and Pledge Agreement dated July 23, 2004 between the Registrant, Ray W. Grimm, Jr., AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC
         (7)

10.21 Security Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.22 Distribution and Sublicense Agreement between Alfred Hanser and the Registrant(9)
16.1 Letter on change in certifying accountant dated September 30, 2002 from Morgan & Company (2)
16.2 Letter on change in certifying accountant dated February 17, 2004 from Dohan & Company (5)
16.3 Letter on change in certifying accountant dated March 17, 2004 from Amisano Hanson, Chartered Accountants (6)
16.4 Letter on change in certifying accountant dated March 20, 2004 from Dohan & Company (6)
31.1 Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(1) Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)      Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)      Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)      Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)      Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)      Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7) Filed as an exhibit to the Registrant's registration statement on Form SB-2 filed on September 9, 2004.
(8)      Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9)      Filed as an exhibit to this Report on Form 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The company appointed Peterson & Co., LLP in February 2004 to serve as its independent auditors for the years ended December 31, 2004 and 2003. Dohan and Company were the independent auditors of the public entity for the year that ended June 30, 2003, prior to the adoption of the fiscal year end of December 31 of FemOne California. The Company's board of directors pre-approves all services performed by the Company's principal auditor.

During 2004 and 2003, the services were performed by Peterson & Co, and Dohan and Company, respectively, and the related fees were as follows:

                                            2004                     2003
                                     Peterson & Co, LLP        Dohan and Company
                                     -------------------       -----------------
         Audit Fees                        $49,371                   $7,500
         Audit Related Fees                $ 2,135
         Tax Fees                          $16,008
         All Other Fees                          -

The Audit fees for the year ended December 31, 2004 were for professional services rendered for the audit of the consolidated financial statements of the Company and review of our quarterly reports during 2004. The Audit Fees for the year ended December 31, 2003, were professional services rendered during the audit of the consolidated financial statements of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.


                  BY:  /s/ Alfred Hanser
                       ----------------------------------
                       Alfred Hanser,
                       President, Secretary  and Director
                       Date: April 4, 2005


                  BY:  /s/ Joseph V. Caracciolo
                       ----------------------------------
                       Joseph V. Caracciolo
                       Director
                       Date: April 4, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY: /S/ Ray W. Grimm, Jr.
    -----------------------------------
    Ray W. Grimm, Jr., Chief Executive Office and Acting Chief Financial Officer (Principal Executive Officer)
    (Principal Financial Officer and Principal Accounting Officer)
    Director
    Date: April 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors and Stockholders
FemOne, Inc.

We have audited the accompanying consolidated balance sheets of FemOne, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FemOne, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' equity deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             PETERSON & CO., LLP

San Diego, California
March 23, 2005

                                  FEMONE, INC.

                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)....................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to the Financial Statements............................................F-7

                                           FEMONE, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 AS OF DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------------
                                                                         2004             2003
                                                                     ------------     ------------
ASSETS
   Current assets
     Cash                                                            $   720,468      $     1,820
     Accounts receivable                                                 261,888           10,687
     Accounts receivable, related party                                   63,110               --
     Inventory                                                           370,958          406,138
     Inventory deposits                                                  109,570               --
     Prepaid and other current assets                                     37,069           10,578
     Prepaid interest on convertible debt                                126,348               --
                                                                     ------------     ------------
         Total current assets                                          1,689,411          429,223

   Property and equipment
     Computer and office equipment                                        25,129           17,458
     Packaging Equipment                                                   3,681               --
     Furniture and fixtures                                                8,114            7,412
     Leasehold improvements                                                4,171            4,171
     Software                                                             41,250           41,250
                                                                     ------------     ------------
                                                                          82,345           70,291
         Less: accumulated depreciation                                  (31,105)         (13,949)
                                                                     ------------     ------------
         Property and equipment, net                                      51,240           56,342

   Other assets
     Sublicense agreement, net                                           177,667          184,167
     Website development, net                                             11,480           31,201
     Intellectual property, net                                           50,350               --
     Deferred debt issue costs                                           323,645               --
     Deposits                                                              5,393            4,439
                                                                     ------------     ------------
         Total other assets                                              568,535          219,807
                                                                     ------------     ------------

              Total assets                                           $ 2,309,186      $   705,372
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities
     Accounts payable                                                $   351,730      $   228,251
     Accrued liabilities                                                  15,859            5,950
     Accrued interest                                                     75,446           27,070
     Accrued commissions                                                 129,392           37,467
     Accrued payroll and payroll tax                                      71,532           14,237
     Deferred compensation                                                76,011          279,584
     Notes payable - related parties                                      86,828           81,394
                                                                     ------------     ------------
         Total current liabilities                                       806,798          673,953
   Long-term liabilities
     Notes payable - related party                                       648,725          360,025

     Convertible notes payable                                         2,805,200               --
         Discount on convertible notes                                (2,331,864)              --
                                                                     ------------     ------------
             Convertible notes payable, net                              473,336               --
                                                                     ------------     ------------

     Minority interest in subsidiaries                                    43,523               --
                                                                     ------------     ------------
         Total liabilities                                             1,972,382        1,033,978

   Stockholders' equity (deficit)
     Common Stock, 150,000,000 common shares
       authorized at December 31, 2004 and 75,000,000 common shares authorized at December 31, 2003, $0.001 par value, 32,501,773
       and 26,139,009 shares issued and outstanding                       32,503           26,140
     Additional paid in capital                                        5,744,587        1,946,812
     Accumulated deficit                                              (5,440,286)      (2,301,558)
                                                                     ------------     ------------
         Total stockholders' equity (deficit)                           (336,804)        (328,606)
                                                                     ------------     ------------

          Total liabilities and stockholders' equity (deficit)       $ 2,309,186      $   705,372
                                                                     ============     ============

             The accompanying notes are an integral part of these financial statements


                                               F-3

                                        FEMONE, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------
                                                                  2004             2003
                                                             -------------     -------------
REVENUES
      Product sales                                          $  1,917,542      $  1,016,208
      Cost of sales                                               566,889           335,882
                                                             -------------     -------------
GROSS PROFIT                                                    1,350,653           680,326

EXPENSES
      Order fulfillment costs                                   1,064,168           551,548
      Sales and marketing                                         790,953           706,351
      General and administrative                                1,674,481           742,691
                                                             -------------     -------------
         Total operating expenses                               3,529,602         2,000,590
                                                             -------------     -------------
NET LOSS FROM OPERATIONS                                       (2,178,949)       (1,320,264)
                                                             -------------     -------------

OTHER INCOME (EXPENSES)
      Interest expense on convertible debt financing             (860,084)               --
      Equity in net loss of affiliate                                  --           (41,086)
      Interest and finance charges                                (60,284)          (34,997)
      Other expenses                                                 (788)           (6,993)
                                                             -------------     -------------
         Total other income (expenses)                           (921,156)          (83,076)
                                                             -------------     -------------

LOSS BEFORE MINORITY INTEREST                                  (3,100,105)       (1,403,340)
                                                             -------------     -------------

MINORITY INTEREST IN SUBSIDIARIES                                  38,623                --
                                                             -------------     -------------

NET LOSS                                                     $ (3,138,728)     $ (1,403,340)
                                                             =============     =============

NET LOSS PER COMMON SHARE - Basic and Diluted                $      (0.11)     $      (0.08)
                                                             =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING- Basic and Diluted                        29,320,391        17,375,905
                                                             =============     =============

          The accompanying notes are an integral part of these financial statements


                                            F-4

                                                        FEMONE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   RETAINED
                                                                                 ADDITIONAL        EARNINGS
                                                  NUMBER          COMMON           PAID IN       ACCUMULATED
                                                OF SHARES         STOCK            CAPITAL        (DEFICIT)           TOTAL
                                              ------------     ------------     ------------     ------------     ------------
  BALANCE , DECEMBER 31, 2002                   8,612,800      $   466,667      $        --      $  (898,218)     $  (431,551)
Issuance of common stock in exchange for
   loan forgiveness                               719,784           39,000                                             39,000
Issuance of common stock from private
   financing, net of issuance costs of
   $82,800                                      2,733,966        1,209,057                                          1,209,057
Issuance of common stock from conversion
   of convertible notes and accrued
   interest                                       300,000          156,361                                            156,361
Shares acquired in merger transaction          34,699,774           34,700          (92,772)                          (58,072)
Shares retired in merger transaction           (9,586,165)          (9,586)           9,586                                --
Shares retired in merger transaction          (12,366,550)      (1,871,084)       1,871,084                                --
Shares issued in merger transaction             1,000,000            1,000           (1,000)                               --
Compensation expense for shares
   subscribed                                                                       118,500                           118,500
Issuance of shares for compensation                17,400               17           17,731                            17,748
Issuance of shares for compensation                 8,000                8            6,392                             6,400
Compensation expense for issuance of
   stock options                                                                     17,291                            17,291
Net loss                                                                                          (1,403,340)      (1,403,340)
                                              ------------     ------------     ------------     ------------     ------------
   BALANCE, DECEMBER 31, 2003                  26,139,009           26,140        1,946,812       (2,301,558)        (328,606)
Issuance of shares from the conversion
   of convertible notes payable                 5,000,000            5,000          161,839                           166,839
Issuance of shares for retirement of debt       1,025,764            1,026           50,262                            51,288
Issuance of shares for purchase of
   technology                                     100,000              100           27,900                            28,900
Issuance of shares for compensation               237,000              238          190,520                           190,758
Discount on convertible notes payable                                             3,000,000                        3,000,000
Compensation expense for shares
   subscribed                                                                       139,599                           139,599
Compensation expense for issuance of
   stock purchase warrants                                                          216,440                           216,440
Compensation expense for issuance of
   stock options                                                                     11,215                            11,215
Net loss                                                                                         (3,138,728)      (3,138,728)
                                              ------------     ------------     ------------     ------------     ------------
   BALANCE, DECEMBER 31, 2004                  32,501,773      $    32,503      $ 5,744,587      $(5,440,286)     $  (336,804)
                                              ============     ============     ============     ============     ============

                         The accompanying notes are an integral part of these financial statements


                                                            F-5

                                        FEMONE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------
                                                                  2004              2003
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $(3,138,728)     $(1,403,340)
Adjustment to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization expense                          46,027           30,587
     Equity in net loss of affiliate                                    --           41,085
     Non-cash interest expense - related party                       4,287            6,361
     Options issued as compensation                                 11,215           17,291
     Stock-based compensation                                      546,835          142,648
     Interest expense - amortization of debt discount              668,136               --
     Minority interest in subsidiaries                              43,523               --
Change in operating assets and liabilities:
   Increase in accounts receivable                                (251,201)         (10,687)
   Increase in accounts receivable - related party                 (63,110)              --
   Decrease (increase) in inventory                                 35,180          (34,427)
   Increase in inventory deposits                                 (109,570)              --
   Increase in prepaid expenses                                    (26,491)            (940)
   Increase in deposits                                               (954)          (2,039)
   Increase in accounts payable                                    123,479           32,410
   Increase (decrease) in accrued liabilities                        9,909          (12,018)
   Increase in accrued interest                                     48,376           27,070
   Increase in accrued payroll and payroll related expenses         57,295            7,309
   Increase in accrued commissions                                  91,925           18,048
   Increase (decrease) in deferred compensation and
     accrued expenses                                             (203,573)         145,485
                                                               ------------     ------------
      Net cash used in operating activities                     (2,107,440)        (995,157)
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                             (12,054)         (49,471)
   Purchase of intellectual property                               (53,000)              --
   Costs incurred for website development                               --           (9,722)
                                                               ------------     ------------
      Net cash used in investing activities                        (65,054)         (59,193)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                                       --          (28,498)
   Proceeds from the issuance of convertible notes payable       3,000,000               --
   Deferred debt issue costs on convertible notes payable         (323,645)              --
   Prepaid interest on convertible notes payable                  (126,348)              --
   Net proceeds from issuance of common stock                           --        1,209,057
   Proceeds from notes payable, related parties                    400,135          526,558
   Repayment of notes payable                                      (59,000)        (651,865)
                                                               ------------     ------------
      Net cash provided by financing activities                  2,891,142        1,055,252
                                                               ------------     ------------

      Net increase in cash                                         718,648              902

Cash and cash equivalents at beginning of year                       1,820              918
                                                               ------------     ------------
Cash and cash equivalents at end of year                       $   720,468      $     1,820
                                                               ===========      ===========
SUPPLEMENTAL DISCLOSURES
   Interest Paid                                               $        --      $        --
   Income Taxes Paid                                           $     1,600      $        --

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Shares issued in exchange for related party loan            $    51,288      $    39,000
   Shares issued for convertible note                          $   194,800      $   150,000
   Shares issued for purchase of intellectual property         $    28,000      $        --
   Inventory exchanged for related party loan                  $        --      $    33,967

          The accompanying notes are an integral part of these financial statements


                                            F-6

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1:  ORGANIZATION AND BUSINESS COMBINATION

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

In August 2003, Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp., which was incorporated on March 14, 2000 under the laws of the State of Nevada. On October 3, 2003, New Paltz Capital Corporation formally changed its name to FemOne, Inc. (the "Company") and adopted the business plan of the California Corporation abandoning its previous business plan as a mineral exploration company. On October 22, 2003, FemOne, the California Corporation, exchanged all of its 12,366,550 outstanding shares of common stock for 1,000,000 shares of New Paltz Capital Corp., now named FemOne, Inc. This exchange of shares has been accounted for as a reverse merger, under the purchase method of accounting. The combination has been recorded as a recapitalization of the stockholders' equity. FemOne, Inc. is a producer and distributor of various lines of cosmetics, skin care and nutritional products in the United States and Canada.

FemOne markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products that are designed to harmonize and neutralize electromagnetic frequencies. During 2004 and 2003, the Company sold through its FemOne division three product lines, nutritional products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In January 2004, under the FemOne division, the Company introduced its Lean Choices Weight Management System. In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel The Company owns 51% of SRA Marketing.

NOTE 2:  LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception totaling $5,440,286 through December 31, 2004 and at December 31, 2004 has a stockholders' deficit of $336,804.

The financial statements for the years ended December 31, 2004 and 2003 included a statement from the Company's auditors that the Company may not have the ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) raising additional capital through sales of common stock, the proceeds of which would be used to to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, majority stockholders have committed to fund expected shortfalls if necessary to attain the Company's goals. This has been demonstrated in the past as evidenced by stockholder loans. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
----------------------
The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its majority owned subsidiaries, BIOPRO Australasia and SRA Marketing. The Company uses the equity method of accounting for investments in affiliates which are owned 50% or less.

CASH AND CASH EQUIVALENTS
-------------------------
Cash and cash equivalents include short-term, highly liquid investments that are convertible to known amounts of cash and are of an original maturity of three months or less.

REVENUE RECOGNITION
-------------------
Revenue is recognized when products are shipped, the sale is fixed and determinable, and collection is reasonably assured.

SHIPPING AND HANDLING COSTS
---------------------------
Shipping and handling costs for purchased goods are included in cost of sales, however, shipping and handling costs associated with customer orders are not included in cost of goods sold but have been shown separately in the income statement as order fulfillment costs.

ADVERTISING
-----------
Advertising costs are charged to expense as incurred.

INVENTORY
---------
Inventories consist of finished goods and are valued at the lower of cost or market, on the first-in, first-out method.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives, ranging between three and seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred, additions and betterments which extend the life of the asset are capitalized. Depreciation expense was $17,156 and $10,529 for the years ended December 31, 2004 and 2003, respectively.

INTANGIBLE ASSETS
-----------------
Other assets include intangibles such as website development and a sublicense agreement. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 establishes guidelines for accounting for goodwill and other intangible assets. Goodwill and certain intangibles with indefinite useful lives are no longer amortized but instead are assessed for impairment at least annually. Other intangible assets are recorded at historical cost less amortization on the straight line method based on estimated useful lives. Periods of amortization are evaluated continually to determine whether later events and circumstances warrant revised estimated useful lives.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
Long-lived assets and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 121, IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, an impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered, based upon an estimate of future cash flows. An impairment loss is then recognized whenever the carrying amount of the asset exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the asset becomes its new basis.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
------------
The Company uses the asset and liability method as identified in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

STOCK BASED COMPENSATION
------------------------
The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is determined using the intrinsic value method which is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non- employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's Proforma net loss and loss per share for the years ended December 31, 2004 and 2003 would have been as follows:

                                                                2004            2003
                                                           -------------    -------------
         Net Loss
             As reported                                   $ (3,138,728)    $ (1,403,340)
             SFAS No. 123 effect                               (124,368)        (118,841)
                                                           -------------    -------------

         Pro forma net loss                                $ (3,263,096)    $ (1,522,181)
                                                           =============    =============

         Loss per share
             As reported                                   $      (0.11)    $      (0.08)
             Pro forma                                     $      (0.11)    $      (0.09)
         Basic and diluted weighted average shares
         outstanding                                         29,320,391       17,375,905


                                      F-9





                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes information and stock options outstanding at December 31, 2004:

                                       Options Outstanding                         Options Exercisable
                        ---------------------------------------------------    ------------------------------
                                              Weighted                                            Weighted
                                               Average          Weighted                           Average
      Range of                                Remaining         Average                           Exercise
      Exercise                Number           Life in          Exercise           Number          Price Per
       Prices              Outstanding          Years             Price          Exercisable         Share
   ------------------     --------------    --------------    -------------    --------------    ------------
       $0.05                 1,553,385           8.05             $0.05           886,201           $0.05
     $0.50-$0.65               939,521           8.75             $0.58           472,075           $0.50
                          -------------                                        -----------
                             2,492,906                                          1,358,276
                          =============                                        ===========


FAIR VALUES OF FINANCIAL INSTRUMENTS
------------------------------------
Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
--------------------------------------------------
In accordance with SFAS No. 128, "Earnings Per Share", basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share earnings (loss) are computed based on the weighted average number of common shares and all common stock equivalents outstanding during the period in which they are dilutive. Common equivalent shares are excluded from the calculation as their effect is antidilutive.

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

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


RECLASSIFICATIONS
-----------------
Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In January 2003, and revised in December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, as revised, "Share-Based Payment" which requires companies to recognize in the income statement grant date fair value of stock options and other equity-based compensation issued to employees. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award--the requisite service period (usually the vesting period). SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first annual reporting period that begins after December 15, 2005, or for our fiscal year 2006. The Company has not yet determined the impact of applying the provisions of SFAS No 123R. The Company does not believe SFAS No. 123R is likely to have a material effect on the Company's financial position or results of operations.

NOTE 4:  INTANGIBLE ASSETS

Website development costs are recorded in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized.

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

Intellectual property costs are recorded in accordance with Statement of Financial Accounting Standards 141, "Goodwill and Other Intangibles", which entitles the company to capitalize the costs for the purchase intellectual property and amortize over the expected life of the asset.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4:  INTANGIBLE ASSETS (CONTINUED)

At December 31, 2004 and 2003 the gross carrying amount and accumulated amortization for acquired intangible assets is as follows:

                                          Gross
                                         Carrying         Accumulated
        December 31, 2004                 Amount          Amortization
                                       -------------     --------------
        Website development            $     51,767      $      40,287
        Sublicense agreement                195,000             17,333
        Intellectual Property                53,000              2,650
                                       -------------     --------------
                                       $    299,767      $      60,270
                                       =============     ==============

        December 31, 2003                 Gross
                                         Carrying         Accumulated
                                          Amount          Amortization
                                       -------------     --------------
        Website development            $     51,767      $      20,566
        Sublicense agreement                195,000             10,833
                                       -------------     --------------
                                       $    246,767      $      31,399
                                       =============     ==============

Amortization expense was $28,871 and $20,058 for the years ended December 31, 2004 and 2003, respectively. The aggregate amortization expense over the next five succeeding years is estimated as follows:

                          Year Ending
                         December 31,
                     ----------------------
                             2005                                 $27,348
                             2006                                  18,332
                             2007                                  17,100
                             2008                                  17,100
                             2009                                  17,100

NOTE 5:  CONVERTIBLE NOTES PAYABLE

2003 Convertible Notes
----------------------
In April 2003, the Company entered into Convertible Note Agreements ("2003 Notes") with certain investors and received proceeds of $150,000 from the issuance of these 2003 Notes. The 2003 Notes were convertible into shares of the Company's common stock at a price of $0.50 per share, were due and payable one year from the date of issuance and accrued interest at 8% per annum. In September 2003, all of holders of these 2003 Notes elected to convert their Notes into common stock. In 2003, the Company recorded non-cash interest expense of $6,361 related to these Notes. The Company has no further obligation under these 2003 Notes.


12% Convertible Notes and Warrants
----------------------------------
Between July and October 2004, the Company received gross proceeds of $3,000,000 from the sale of 12% Callable Secured Convertible Notes (the "Notes") and Warrants (the "Warrants").

The Company has recorded prepaid interest and prepaid financing costs related to the $3,000,000 of Notes totaling $240,000 and $429,899, respectively. As of December 31, 2004, $113,652 and $106,254 has been expensed and the balance will be expensed over the life of the Notes.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5:  CONVERTIBLE NOTES PAYABLE (CONTINUED)

The Notes expire two years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the average of the three lowest intraday trading prices for the Company's common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) Warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company's tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the Convertible Note obligations. In connection with the issuance of the Note, the Company issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share. These warrants expire five years from the date of issuance.

The Company determined the fair value of the warrants issued in connection with the convertible notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company record debt discount and additional paid in capital in the amount of $1,574,464. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. Through December 31, 2004 the Company had recorded $354,980 of interest expense resulting from the debt discount amortization, and as of December 31, 2004, the remaining debt discount balance attributable to the warrants was $1,219,484.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $1,425,536 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. Through December 31, 2004 the Company had recorded $313,156 of interest expense resulting from the debt discount amortization, and as of December 31, 2004, the remaining debt discount balance attributable to the beneficial conversion feature was $1,112,380.

NOTE 6:  INVESTMENT IN AFFILIATE

At December 31, 2004 the Company has a 38.75% equity investment in FemOne Canada. In May, 2002, the Company assigned the Canada distribution rights to Channoine, 2SIS and the FemOne brand to FemOne Canada in exchange for 3,875 shares of common stock, originally a 38.75% equity investment. In 2002, the Company recorded $98,417 as an equity investment in affiliate In July 2003 the Company transferred 875 shares of FemOne, Canada common stock to Mr. Page, having a nominal value, reducing the equity interest to 30%. In December 2004, Mr. Page returned 875 shares to FemOne, having a nominal value, increasing the equity interest to 38.75%.

The summarized financial information of FemOne Canada for the years ended December 31, 2004 and 2003 is as follows:

                                                  2004              2003
                                              -------------     -------------

        Assets                                $     99,000      $    210,000
        Liabilities                               (618,000)         (138,000)
                                              -------------     -------------
        Equity                                $   (519,000)     $    (72,000)
                                              =============     =============


                                                  2004              2003
                                              -------------     -------------

        Revenues                              $    279,000      $    239,000
                                              -------------     -------------
        Net loss                              $   (392,000)     $   (206,000)
                                              =============     =============

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. INVESTMENT IN AFFILIATE (CONTINUED)

As a result of recording losses from FemOne Canada totaling $41,085 for the year ended December 31, 2003 the recorded value of the Company's investment in FemOne Canada was reduced to zero at December 31, 2003. Accordingly, the Company discontinued applying the equity method during 2003, resulting in the non-recognition of additional losses for the year ended December 31, 2003 and 2004 of $29,490 and $36,524, respectively. In the event that FemOne Canada becomes profitable in future periods, the Company will resume the application of the equity method once its share of FemOne Canada's net income equals the total of the net losses not recognized during the period the equity method was suspended.


NOTE 7:  MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At December 31, 2004, minority interest in the equity of the subsidiaries is $43,523 and for the year ended December 31, 2004, the Company recorded expense related to minority interests in subsidiaries of $38,623.


NOTE 8:  COMMON STOCK

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

In January 2004, the Company entered into a Financial Advisory Agreement for one year of services to assist the Company in raising necessary equity financings. Under the terms of this agreement, the Company paid a monthly fee of $5,000 to the consultant. The consultant received bonus fees of between 2.5% on the convertible note financing as described above. In addition, as an incentive the Company has issued 250,000 Stock Purchase Warrants exercisable into a like number of shares of Common Stock with an exercise price of $0.50 per share. This warrant expires five years from the date of issuance. The agreement was not renewed and the Company has no further obligation under this agreement. The Company has recorded expense of $124,968 related to these warrants.

In January 2004, the Company issued 115,000 shares of its common stock related to agreements for investor relations services. These services were provided to the Company between January 2004 and March 2004. In the first quarter of 2004, the Company recorded compensation expense of $97,750. In December 2004, 8,000 of these shares were returned to the Company by the holder and the agreement was cancelled related to these shares. A portion of the expense in the amount of $6,800 has been reversed.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.  COMMON STOCK (continued)

In April 2004, the Company entered into a Retainer Agreement with legal counsel for one year of services. The agreement calls for payment of services in the form of 125,000 shares of free-trading common stock of the Company. In December 2004, these shares were returned by the holder to the Company and the shares have been removed from registration.

In April 2004, the Company issued 100,000 shares of its common stock valued at $84,000 for investor relations services. In June 2004, the Company issued 25,000 shares of common stock valued at $11,250 for investor relations services. Between January and April 2004, the Company issued 3,000 shares valued at $3,105 to certain consultants for awards for contests. In June 2004, the Company issued 1,000 shares of common stock valued at $400 for sales and marketing consulting services.

In September 2004, the Company issued an aggregate total of 100,000 shares of common stock valued at $28,000 as partial consideration for the purchase of intellectual property rights.

In October 2004, the Company issued a stock purchase warrant exercisable into 1,000,000 shares of common stock at an exercise price of $0.37 per share pursuant to a one-year consulting agreement for financial and business consulting. The warrants expire five years from the date of issuance. The Company values the warrants using the Black-Scholes pricing model at $366,966, which will be recorded over the life of the agreement. Through December 31, 2004, the Company recorded $91,472 of expense in 2004 related to these warrants.

In November 2004, the Company issued an aggregate of 1,025,764 shares of common stock to Mr. Grimm and Mr. Hanser to repay principal and accrued interest on a loan of $51,288. Mr. Grimm received 586,122 shares Mr. Hanser received 439,642 shares. There are no further obligations under these loans.

NOTE 9:  SHARES RESERVED FOR ISSUANCE

At December 31, 2004 and 2003, the Company has reserved shares of common stock for issuance as shown below:

                                                       2004           2003
                                                   -------------    -----------

        Shares reserved as compensation                 448,513        237,000
        Shares underlying outstanding warrants       10,250,000              -
        Shares underlying convertible debt          112,208,000              -
        Shares underlying outstanding stock options   2,492,906      2,850,016
                                                   -------------    -----------
                                                    125,399,419      3,087,016
                                                   =============    ===========

In connection with shares reserved for issuance as compensation, the Company recorded compensation expense and additional paid in capital during 2004 and 2003 of $139,599 and $118,500, respectively, related to an agreement with Steven Page, president of FemOne Canada in consideration for his role related to business development and marketing.

Shares reserved for issuance underlying convertible debt, assume conversion of $2,805,200 of notes outstanding at December 31, 2004 at the approximate conversion price as of December 31, 2004 of $0.025 per share.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 10:  WARRANTS

Common Stock Warrants
---------------------

During 2004, the Company issued 10,250,000 stock purchase warrants exercisable into a like number of shares of its common stock at exercise prices ranging from $0.37 to $0.50 per share. The warrants all have a five year life. Of the total warrants issued, 9,000,000 of the warrants were issued in connection with the convertible notes as described above.

The table below summarizes information about the Company's outstanding warrants as of December 31, 2004:
                              Outstanding
                                  and        Remaining Life
      Exercise Prices         Exercisable       in Months
---------------------------- -------------- ----------------
           $0.37                  250,000          48
           $0.50               10,000,000          56
                              -----------
                               10,250,000
                              ===========

NOTE 11:  STOCK OPTION PLAN

In January, 2003, the Board of Directors of FemOne, Inc. the California corporation, adopted the 2003 Stock Option/Issuance Plan ("2003 Plan"), which was approved by the Company's shareholders on January 7, 2003. Under the 2003 Plan up to 3,700,000 incentive and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan provides for the issuance of options that vest over a period of up to five years, and expire ten years from the date of grant.

In January 2003, the Company issued 910,795 stock options to purchase common stock in exchange for services rendered. Approximately 29% of the options were exercisable on the date of the grant and the remaining 71% vest over 4 years provided the consultant continues to provide services to the Company at an exercise price of $0.05 per share for 10 years from the date of grant. In September 2003, the Company issued 46,545 stock options to purchase common stock in exchange for services rendered. Approximately 20% of the options were exercisable on the date of the grant and the remaining 80% vest over 4 years provided the consultant continues to provide services to the Company at an exercise price of $0.50 per share for 10 years from the date of grant. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded expenses in the years ended December 31, 2004 and 2003 of $11,216 and $17,291, respectively, representing the fair value of the options using a Black-Scholes option- pricing model.

During 2003, the Company issued options to employees to purchase 1,892,676 shares of its common stock, at exercise prices ranging from $0.05 - $0.65. All options granted during the period have a term of 10 years, vest over 5 years and were issued at an exercise price equal to the market value of the underlying stock at the date of grant. As of December 31, 2004, 2,492,906 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

The Company did not issue stock options during the year ended December 31, 2004.

In November 2004, the Company's shareholders approved the adoption of its Stock Purchase Plan authorizing up to 3,700,000 options available for grant to employees and consultants. In January 2005, the plan was amended and our shareholders approved increasing the total options available for grant to 12,500,000.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12:  RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
--------------------------
A related party is generally defined as any person that holds 10% or more of the Company's securities and their immediate families, the Company's management, someone directly or indirectly controls, is controlled by or is under common control with the Company, or anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction where there is a transfer of resources or obligations between related parties.

NOTES PAYABLE
The Company has Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrue interest at a rate of 8% per annum. As of the December 31, 2004, the Company's obligation to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $722,621 and $2,834, respectively. Interest expense incurred on these notes was $50,726 and $24,162 for 2004 and 2003, respectively.

In connection with the purchase of New Paltz Capital Corporation, Mr. Grimm and Mr. Hanser assumed stockholders loans of $47,000 of which $30,000 bear interest at 6% and the remaining $17,000 are non-interest bearing. In November 2004, total outstanding balance of $51,288, including principal and accrued interest was repaid to Mr. Grimm and Mr. Hanser through the issuance of an aggregate of 1,025,764 shares of common stock with 586,122 shares to Mr. Grimm and 439,642 shares to Mr. Hanser. There are no further obligations under these loans.

DEFERRED COMPENSATION
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. Between July 2004 and October 2004, Mr. Grimm and Mr. Hanser were repaid deferred salaries of $169,484 and $135,590, respectively. Additionally, $10,500 of deferred salaries were paid to another employee. As of December 31, 2004, Mr. Grimm and Mr. Hanser had deferred salaries due of $39,516 and $31,110, respectively.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the years ended 2004 and 2003, the Company recorded Sales to Canada for their inventory purchases of $69,140 and $55,910, respectively. As of December 31, 2004, FemOne Canada owed the Company $63,110.

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

In August 2004, FemOne/BIOPRO Canada formed a division to market certain of their licensed products through the direct response television marketing channel in Canada. We provided assistance in the form of a shareholder loan in the amount of $35,646 to FemOne/BIOPRO Canada for inventory purchases. Between January and March 2005, $18,480 of this loan was repaid.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12:  RELATED PARTY TRANSACTIONS (CONTINUED)

SRA MARKETING
In December 2004, we formed a subsidiary to market products using Direct Response Television Shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. FemOne holds 51% ownership in SRA Marketing, Mr. Page's company, Rostco, holds the remaining 49%. Currently, we are negotiating definitive shareholder's agreements and long-term management agreements with Rostco, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect. As of December 31, 2004, there were outstanding shareholder loans due to Rostco from SRA Marketing of $65,473.

BIOPRO AUSTRALASIA
In October 2004 we began operations of BIOPRO Australasia Pty, Ltd, a subsidiary formed to market through direct sales our BIOPRO Technology products. BIOPRO Australasia is managed by Mr. Kenneth Newton who is a 10% shareholder of BIOPRO Australasia. Mr. Newton was compensated as an employee during 2004 for his services and facility related expenses.

FAMILY RELATIONSHIP
Since November 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During the years ended December 31, 2004 and 2003, they were paid commissions of $94,583 and $10,031, respectively related to their participation in the direct selling organization.

BLUEWAVE INNOVATIONS
Between November 2003 and March 2004, Bluewave Innovations marketed certain of the Company's products under the product lines of Channoine and 2SIS through direct sales to young adults through a team of college age independent sales representatives. Certain of the Company's officers were also founders and officers of Bluewave. During 2003, the Company recorded sales of $29,364 of inventory to Bluewave. In March 2004, operations of Bluewave Innovations were abandoned.

NOTE 13: COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS AND DEFERRED COMPENSATION - OFFICERS
In June 2002 the Company entered into employment agreements with Ray W. Grimm, Jr. (CEO) and Alfred Hanser, President. The agreements provide for the continuing services of Mr. Grimm and Mr. Hanser for five years at a salary scale that is tied directly to total revenues. Prior to July 2004, Mr. Grimm and Mr. Hanser deferred their salaries. Between July 2004 and October 2004, deferred salaries were repaid to Mr. Grimm and Mr. Hanser in the amounts of $169,484 and $135,390, respectively. As of December 31, 2004, deferred salaries of $39,516 and $31,110 were owed to Mr. Grimm and Mr. Hanser, respectively. Repayment of these deferred salaries will be paid out of future positive cash flows or proceeds from future equity financings.

OPERATING LEASES
The Company subleases its office facility under a non-cancelable operating lease, which expired on December 31, 2002. The Company exercised the option to extend the lease to December 31, 2004. Currently, the Company is on a month-to-month rental and is researching its options of retaining its current office facility or relocating to a new office location. The Company is required to pay certain operating expenses in addition to base monthly rent associated with the office facility. The Company subleases its warehouse facility under a non-cancelable operating lease, which originally expired on April 30, 2003.
On May 1, 2003, the Company elected the option to extend the lease for a two-year term. The Company has given its notice and will be relocating its warehouse facility by May 31, 2005 to a location to be determined.
The sublease for both facilities is with a company stockholder. Rent expense was $117,451 and $114,407 for 2004 and 2003, respectively.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13: COMMITMENTS AND CONTINGENCIES (continued)

The Company is subleasing a vehicle under a forty-eight month, non-cancelable operating lease expiring in the year 2005. The sublease is with a Company stockholder. During 2004 and 2003, rental expense under the operating lease was $7,061 and $5,355, respectively.

The net minimum lease payments for the facilities and vehicle leases at December 31, 2005 are as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
           2005                                          $   14,798
                                                         -----------
           Total minimum lease payments                  $   14,798
                                                         ===========

COMMITMENTS
The Company pledges 1/2% of commissionable sales from its products sold through direct sales to Child Help USA, a charitable organization. Pledges to Child Help USA were approximately $7,500 and $3,500 for 2004 and 2003, respectively.

NOTE 14: INCOME TAXES

The provision (benefit) for income taxes in 2004 and 2003 consists of the following:

                                                       2004             2003
                                                  ------------      ------------
     Current:
        Federal                                   $        --        $       --
        State                                           1,600                --
                                                  ------------      ------------
          Totals                                  $     1,600        $       --
                                                  ------------      ------------

     Deferred:
        Federal                                   $        --        $       --
        State                                              --                --
                                                  ------------      ------------
          Totals                                  $        --        $       --
                                                  ------------      ------------
          Totals                                  $     1,600        $       --
                                                  ============      ============

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain. During the ended December 31, 2004 the valuation allowance increased to $1,831,156.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14: INCOME TAXES (CONTINUED)

The tax effect of temporary differences consisted of the following as of December 31, 2004 and 2003:

                                                            December 31,
                                                  ------------------------------
                                                       2004             2003
                                                  ------------      ------------
Deferred tax assets:
     Net operating loss                           $ 1,485,702       $   699,684
     Accrued vacation                                  13,214                --
     Stock options                                    307,559             70,106
     Deferred compensation                             32,563           122,570
     Inventory reserve                                 78,868                --
     Start up costs timing differences                 52,130            75,422
     Other                                             28,730            20,504
                                                  ------------      ------------
Net deferred tax assets                             1,998,766           988,286
                                                  ------------      ------------

Deferred tax liabilities:
     Deferred state taxes                            (138,625)               --
     Depreciation & amortization timing
     differences                                      (28,985)          (23,712)
                                                  ------------      ------------

Deferred tax asset (liability)                    $ 1,831,156       $   964,574
                                                  ------------      ------------
Valuation allowance                                (1,831,156)         (964,574)
                                                  ------------      ------------
Net deferred tax asset (liability)                         --                --
                                                  ============      ============

At December 31, 2004 and December 31, 2003, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $3,464,000 and $1,720,000, respectively, for Federal income tax purposes. It also has net operating loss carry forwards available to reduce future taxable income, if any, of approximately $3,482,000 and $1,720,000, respectively, for State purposes. The Federal and State net operating loss carry forwards will begin expiring in 2022 and 2013, respectively. The carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provisions, computed based on the Company's pre-tax income (loss) and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

                                                       2004             2003
                                                  ------------      ------------
  Expected tax provision (benefit)
   at statutory rates                             $ (1,067,168)     $  (477,136)
  State taxes, net of Federal benefit                    1,056              528
  Other                                                  6,636           96,795
  Meals and entertainment                                6,087            5,813
  Change in valuation allowance                        762,560          374,000
  Amortization of beneficial conversion feature        292,429               --
                                                   ------------     ------------
     Totals                                       $      1,600      $        --
                                                  =============     ============

The Company has adopted the position under APB 23 that earnings of its foreign Subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided on these earnings.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15: BUSINESS SEGMENTS

During 2004, the Company operated in two reportable business segments, Direct Sales and Direct Response Television Marketing. Within the Direct Sales segment, the Company operated a secondary segment for domestic and international operations. During 2003, the Company operated in only one reportable segment, Direct Sales. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets.

Revenues, expenses and net profit (loss) from the Company's two primary business segments for 2004 are below:

                                                                     2004
                                                                -------------
         Revenues:
              Direct Sales                                      $  1,688,708
              Direct Response                                        228,834
                                                                -------------
              Consolidated revenues                             $  1,917,542
                                                                -------------

         Expenses
              Direct Sales                                      $  1,842,696
              Direct Response                                        150,011
              Other corporate expenses                             3,192,151
                                                                -------------
              Consolidated Expenses                             $  5,056,210
                                                                -------------

         Net Profit (Loss):
              Direct Sales                                      $    (592,289)
              Direct Response                                          78,823
              Net Loss from other corporate expenses               (2,625,262)
                                                                --------------
              Consolidated net loss                             $  (3,138,728)
                                                                --------------

Identifiable assets and liabilities as of December 31, 2004 directly attributable to the Company's two primary business segments are below:

         ASSETS                                                     2004
                                                                ------------
              Direct Sales                                        1,652,965
              Direct Response                                       264,397
                                                                ------------
              Total identifiable assets                           1,917,362
                                                                ------------

         LIABILITIES
                                                                ------------
              Direct Sales                                        1,184,390
              Direct Response                                       177,731
                                                                ------------
              Total identifiable liabilities                      1,362,121
                                                                ------------

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15: BUSINESS SEGMENTS (continued)

The schedules below show revenues and losses for the Company's secondary business segment for its domestic and international operations and for its Direct Sales segment the year ended December 31, 2004:

                                                                     2004
                                                                -------------
         Revenues - Direct Sales:
              United States - Direct Sales
                                                                $  1,470,822
              Australia/New Zealand                                  217,886
                                                                -------------
              Consolidated revenues - Direct Sales              $  1,688,708
                                                                -------------

         Net Profit (Loss):
              United States - Direct Sales                      $   (572,770)
              Australia/New Zealand                                  (19,519)
                                                                -------------
              Consolidated net loss - Direct Sales              $   (592,289)
                                                                -------------

NOTE 16: SUBSEQUENT EVENTS

Between January 2005 and March 29, 2005, 8,000,000 shares of common stock have been issued from the conversion of $156,700 in principal of convertible notes payable.

Between January and March 2005, SRA Marketing received accounts receivable payments of approximately $228,000. SRA Marketing has repaid shareholder loans outstanding at December 31, 2004 to the Company and to Rostco in the amounts of $60,354 and $65,473, respectively. SRA Marketing has no current shareholder loans outstanding.