Form 10QSB
period 2005-03-31
FEM ONE INC
filed 2005-05-16
CIK 1161461

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended: MARCH 31, 2005

         [ ] Transition Report pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the transition period __________to_________

                        COMMISSION FILE NUMBER 000-49661


                                  FEMONE, INC.

        (Exact name of small Business Issuer as specified in its charter)


             NEVADA                                        98-0358887
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                         5600 Avenida Encinas, Suite 130
                               CARLSBAD, CA 92008
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (760) 448-2498


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 61,344,451 shares of $.001 par value common stock as of May 16, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                  FEMONE, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
      BALANCE SHEETS..........................................................3
      STATEMENTS OF OPERATIONS................................................4
      STATEMENTS OF CASH FLOWS................................................5
      NOTES TO THE FINANCIAL STATEMENTS.......................................6
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.......13
   ITEM 3.  CONTROLS AND PROCEDURES..........................................21
PART II - OTHER INFORMATION..................................................21
   ITEM 1.  LEGAL  PROCEEDINGS...............................................21
   ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .....21
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............21
   ITEM 5.  OTHER INFORMATION................................................21
   ITEM 6.  EXHIBITS.........................................................22
SIGNATURES...................................................................24

                                             FEMONE, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2005 AND DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------

                                                                        March 31,         December 31,
                                                                          2005               2004
                                                                       (Unaudited)         (Audited)
                                                                      -------------      -------------
ASSETS
   Current assets
     Cash                                                             $     496,744      $     720,468
     Accounts receivable,                                                    87,707            261,888
     Accounts receivable, related party                                      44,962             63,110
     Inventory                                                              614,880            370,958
     Prepaid inventory                                                       91,521            109,570
     Prepaid interest - convertible notes                                    41,845            126,348
     Prepaid and other current assets                                        70,301             37,069
                                                                      -------------      -------------
         Total current assets                                             1,447,960          1,689,411

   Property and equipment, net                                               56,018             51,240

   Other assets
     Intangible assets                                                      230,908            239,497
     Deposits                                                                 5,381              5,393
     Deferred debt issue costs                                              253,978            323,645
                                                                      -------------      -------------

              Total assets                                            $   1,994,245     $    2,309,186
                                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities
     Accounts payable and accrued liabilities                         $     578,877     $      367,589
     Accrued payroll, commissions and payroll related payables              102,861             71,532
     Accrued commissions                                                    254,990            129,392
     Accrued interest                                                        90,051             75,446
     Deferred compensation and related payroll tax                           76,011             76,011
     Notes payable - related parties                                          1,284             86,828
                                                                      -------------      -------------
         Total current liabilities                                        1,104,074            806,798
   Long-term liabilities
     Notes payable - related party                                          648,725            648,725

     Convertible notes payable                                            2,648,500          2,805,200
         Discount on convertible notes                                   (1,768,439)        (2,331,864)
                                                                      -------------      -------------
             Convertible notes payable, net                                 880,061            473,336
                                                                      -------------      -------------

         Total liabilities                                                2,632,860          1,928,859


     Minority interest in subsidiaries                                       81,817             43,523
                                                                      -------------      -------------


Stockholders' Equity (Deficit)
   Common Stock, 500,000 and 150,000,000 shares
     authorized at March 31, 2005 and December 31, 2004,
     respectively, $0.001 par value, 40,501,773 and 32,501,773
     shares issued and outstanding at March 31, 2005 and
     December 31, 2004, respectively                                         40,503             32,503
   Additional paid in capital                                             5,967,596          5,744,587
   Accumulated deficit                                                   (6,728,531)        (5,440,286)
                                                                      -------------      -------------
         Total stockholders' equity (deficit)                              (720,432)          (336,804)
                                                                      -------------      -------------

             Total liabilities and stockholders' equity (deficit)     $   1,994,245      $   2,309,186
                                                                      =============      =============


               The accompanying notes are an integral part of these financial statements


                                                  3

                                       FEMONE, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                       (UNAUDITED)
-----------------------------------------------------------------------------------------

                                                              2005               2004
                                                         -------------      -------------
REVENUES
      Product sales                                      $   1,752,627      $     219,491
      Cost of sales                                            446,308             56,905
                                                         -------------      -------------
GROSS PROFIT                                                 1,306,319            162,586

EXPENSES
      Order fulfillment costs                                  882,042            126,642
      Sales and marketing                                      531,033            253,967
      General and administrative                               430,815            358,725
                                                         -------------      -------------
         Total operating expenses                            1,843,890            739,334
                                                         -------------      -------------
NET LOSS FROM OPERATIONS                                      (537,571)          (576,748)
                                                         -------------      -------------

OTHER INCOME (EXPENSES)
      Interest expense on convertible debt financing          (694,769)                --
      Interest and finance charges                             (18,482)           (11,729)
      Other income                                                 871                 --
                                                         -------------      -------------
         Total other income (expenses)                        (712,380)           (11,729)
                                                         -------------      -------------

LOSS BEFORE MINORITY INTEREST
                                                            (1,249,951)          (588,477)

MINORITY INTEREST IN SUBSIDIARY                                (38,294)                 --
                                                         -------------      -------------

NET LOSS                                                 $  (1,288,245)     $    (588,477)
                                                         =============      =============

NET LOSS PER COMMON SHARE - Basic and Diluted            $       (0.04)     $       (0.02)
                                                         =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   - Basic and Diluted                                      36,501,773         26,198,509
                                                         =============      =============


        The accompanying notes are an integral part of these financial statements.


                                            4

                                            FEMONE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                        2005              2004
                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                           $  (1,288,245)     $    (588,477)
Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                13,827              6,850
     Options issued as compensation                                        5,433             11,507
     Stock-based compensation                                             90,652            272,746
     Interest expense - amortization of debt discount                    695,820                 --
     Minority interest in subsidiaries                                    38,294                 --
Change in operating assets and liabilities:
   Decrease in accounts receivable                                       174,182             10,687
   Decrease in accounts receivable - related party                        18,148                 --
   Increase in inventory                                                (243,922)           (35,975)
   Decrease in inventory deposits                                         18,049                 --
   (Increase) decrease in prepaid expenses                              (33,232)             1,412
   Decrease in deposits                                                       12                 --
   Increase in accounts payable and accrued liabilities                  211,285             57,208
   Increase in accrued interest                                           14,605                 --
   Increase in accrued payroll and payroll related expenses               31,329             10,499
   Increase in accrued commissions                                       125,598             62,723
   Decrease in customer deposits - related party                              --              8,270
   Increase in deferred compensation                                          --             60,590
                                                                   -------------      -------------
      Net cash used in operating activities                             (128,165)          (121,960)
                                                                   -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                   (10,015)              (485)
                                                                   -------------      -------------
      Net cash used in investing activities                              (10,015)              (485)
                                                                   -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                                             --            (38,670)
   Proceeds from notes payable, related parties                               --            181,318
   Repayment of notes payable                                            (85,544)           (20,000)
                                                                   -------------      -------------
      Net cash provided (used) by financing activities                   (85,544)           122,648
                                                                   -------------      -------------

      Net increase (decrease) in cash                                   (223,724)               203

Cash and cash equivalents at beginning of the period                     720,468              1,820
                                                                   -------------      -------------
Cash and cash equivalents at end of the period                     $     496,744      $       2,023
                                                                   =============      =============
SUPPLEMENTAL DISCLOSURES
   Interest Paid                                                   $          --      $      11,729
   Income Taxes Paid                                               $          --      $          --


NON-CASH INVESTING AND FINANCING ACTIVITIES
   Shares issued for convertible note                              $     156,700      $          --


              The accompanying notes are an integral part of these financial statements


                                                 5

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

FemOne markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products that are designed to harmonize and neutralize electromagnetic frequencies. The Company sells three product lines through its FemOne division,, nutritional and weight management products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd. to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel. The Company owns 51% of SRA Marketing.

NOTE 2:  LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception totaling $6,728,531 through March 31, 2005 and at March 31, 2005 has a stockholders' deficit of $720,432.

The financial statements for the year ended December 31, 2004 included a statement from the Company's auditors that the Company may not have the ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to fund continuing operating working capital requirements and increase marketing efforts related to all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. In addition, majority stockholders have committed to fund the expected shortfalls if necessary to attain the Company's goals. This has been demonstrated in the past as evidenced by stockholder notes. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED FINANCIAL STATEMENTS
------------------------------
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements and should be read in conjunction with the audited financial statements included in Form 10-KSB for the year ended December 31, 2004.

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

SFAS No. 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: divided yield of zero percent, risk-free interest rate of 3.29%, expected life of five years, and expected volatility of 337%. No stock options were granted during 2004 or the first quarter of 2005.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's Proforma net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been as follows:

                                                           2005               2004
                                                       ------------      ------------
         Net Loss
             As reported                               $ (1,288,245)     $   (588,477)
             SFAS No. 123 effect                            (31,092)          (31,902)
                                                       ------------      ------------

         Pro forma net loss                            $ (1,319,337)     $   (620,379)
                                                       ============      ============

         Loss per share
             As reported                               $      (0.04)     $      (0.02)
             Pro forma                                 $      (0.04)     $      (0.02)
         Basic and diluted weighted average shares
           outstanding                                   36,501,773        26,198,509

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes information and stock options outstanding at March 31, 2005:

                                        Options Outstanding                         Options Exercisable
                          -------------------------------------------------    -----------------------------
                                              Weighted                                            Weighted
                                               Average          Weighted                           Average
       Range of                               Remaining         Average                           Exercise
       Exercise              Number            Life in          Exercise          Number          Price Per
        Prices             Outstanding          Years            Price          Exercisable         Share
   ------------------     --------------    --------------    -------------    --------------    -----------
         $0.05                1,553,385         7.81             $0.05             1,108,903        $0.05
      $0.50-$0.65               939,521         8.50             $0.58               472,075        $0.50
                          --------------                                       --------------
                              2,492,906                                            1,580,978
                          ==============                                       ==============

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

RECLASSIFICATIONS
-----------------
Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.


NOTE 4.  RELATED PARTY TRANSACTIONS

RELATED PARTY TRANSACTIONS
--------------------------
A related party is generally defined as any person that holds 10% or more of the Company's securities and their immediate families, the Company's management, someone directly or indirectly controls, is controlled by or is under common control with the Company, and anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction where there is a transfer of resources or obligations between related parties.

NOTES PAYABLE
-------------
The Company has Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrue interest at a rate of 8% per annum. As of March 31, 2005, the Company's obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans were $737,170 and $2,890, respectively. Interest expense incurred on these notes for the three months ended March 31, 2005 and 2004, was $14,655 and $9,377, respectively.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  RELATED PARTY TRANSACTIONS (CONTINUED)

DEFERRED COMPENSATION
---------------------
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of March 31, 2005, Mr. Grimm and Mr. Hanser had deferred salaries due of $39,516 and $31,110, respectively. Included in Deferred Compensation at March 31, 2005 is $5,385 of accrued payroll taxes due on the related compensation.

FEMONE/BIOPRO CANADA
--------------------
In July 2002, the Company assigned the Canadian distribution rights to all of the Company's US Products in exchange for a 38.75% ownership in FemOne/BIOPRO Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was further amended in December 2004 increasing the Company's ownership to 38.75%. For the three months ended March 31, 2005 and 2004, the Company recorded Sales to Canada for their inventory purchases of $47,180 and $14,155, respectively.

In August 2004, FemOne/BIOPRO Canada formed a division to market certain of their licensed products through the direct response television marketing channel in Canada. We provided assistance in the form of a shareholder loan in the amount of $35,646 to FemOne/BIOPRO Canada for inventory purchases. At March 31, 2005, $17,167 of this loan is outstanding and an additional $13,465 is due at March 31, 2005 for inventory purchases.

SRA MARKETING
-------------
In December 2004, we formed a subsidiary to market products using Direct Response Television Shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. FemOne holds 51% ownership in SRA Marketing, and Mr. Page's company, Rostco, holds the remaining 49%. Currently, we are negotiating definitive shareholders' agreements and long-term management agreements with Rostco, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understandings with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect. As of March 31, 2005, Rostco has taken an advance of $14,330 from SRA Marketing.

BIOPRO AUSTRALASIA
------------------
In October 2004 we began operations of BIOPRO Australasia Pty, Ltd, a subsidiary formed to market through direct sales our BIOPRO Technology products. During the period that ended March 31, 2005, BIOPRO Australasia was managed by Mr. Kenneth Newton who is a 10% shareholder of BIOPRO Australasia. Mr. Newton was compensated as an employee for his services and facility related expenses.

FAMILY RELATIONSHIP
-------------------
Since November 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During the three months ended March 31, 2005 and 2004, they were paid commissions of $41,841 and $16,825, respectively, related to their participation in the direct selling organization.

NOTE 5:  CONVERTIBLE NOTES PAYABLE

12% CONVERTIBLE NOTES AND WARRANTS
----------------------------------
Between July and October 2004, the Company received gross proceeds of $3,000,000 from the sale of 12% Callable Secured Convertible Notes (the "Notes") and Warrants (the "Warrants").

The Company has recorded prepaid interest and prepaid financing costs related to the $3,000,000 of Notes totaling $240,000 and $429,899, respectively. As of March 31, 2005, $198,155 of prepaid interest has been expensed and $125,287 of prepaid financing costs has been expensed. The balance of unamortized prepaid financing costs will be expensed over the life of the notes or applied towards the pro-rata portion of the principal with each conversion into common stock.

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

The Company determined the fair value of the warrants issued in connection with the convertible notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company record debt discount and additional paid in capital in the amount of $1,574,464. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. During the three months ended March 31, 2005, the Company had recorded $230,957 of interest expense resulting from the debt discount amortization. At March 31, 2005, the remaining the remaining debt discount balance attributable to the warrants was $988,479.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $1,425,536 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three months ended March 31, 2005 the Company had recorded $332,468 of interest expense resulting from the debt discount amortization. At March 31, 2005, the remaining debt discount balance attributable to the beneficial conversion feature was $779,960.

NOTE 6:  MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At March 31, 2005, minority interest in the equity of the subsidiaries is $81,817 and for the three months ended March 31, 2005, the Company recorded expense related to the minority interests in subsidiaries of $38,294.

NOTE 7:  COMMON STOCK

Between January 1, 2005 and March 31, 2005, the Company issued 8,000,000 shares of common stock from the conversion of $156,700 in principal of convertible notes as discussed above.

NOTE 8:  SHARES RESERVED FOR ISSUANCE

At March 31, 2005 and December 31, 2004, the Company has reserved shares of common stock for issuance as shown below:

                                                     2005            2004
                                                 -----------     -----------

         Shares reserved as compensation             448,513         448,513
         Shares underlying warrants               10,250,000      10,250,000
         Shares underlying convertible debt      169,775,641     112,208,000
         Shares underlying stock option plan       2,492,906       2,492,906
                                                 -----------     -----------
                                                 182,967,060     125,399,419
                                                 ===========     ===========

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8:  SHARES RESERVED FOR ISSUANCE (CONTINUED)

In connection with shares reserved for issuance as compensation, the Company recorded compensation expense and additional paid in capital during 2004 of $139,599 related to an agreement with Steven Page, president of FemOne Canada in consideration for his role related to business development and marketing.

Shares reserved for issuance underlying convertible debt, assume conversion of $2,648,500 of notes outstanding at March 31, 2005 at the approximate conversion price as of March 31, 2005 of $0.01560 per share.

NOTE 9:  WARRANTS

Common Stock Warrants
---------------------

The table below summarizes information about the Company's outstanding warrants as of March 31, 2005:

                                   Outstanding             Remaining
                                       and                  Life in
           Exercise Prices         Exercisable              Months
         -------------------      --------------      ----------------
                $0.37                   250,000               45
                $0.50                10,000,000               53
                                  --------------
                                     10,250,000
                                  ==============

NOTE 10: BUSINESS SEGMENTS

During the quarter that ended March 31, 2005, the Company operated in two reportable business segments, Direct Sales and Direct Response Television Marketing. Within the Direct Sales segment, the Company tracks a secondary segment for domestic and international operations. During the quarter ended March 31, 2004, the Company operated in only one reportable segment, Direct Sales. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets.

Revenues, expenses and net profit (loss) from the Company's business segments for the three months ended March 31, 2005 and 2004 are shown below:

                                                             2005                2004
                                                         -------------      -------------
         Revenues:
              Direct Sales                               $   1,470,214      $     219,491
              Direct Response                                  282,413                 --
                                                         -------------      -------------
              Consolidated revenues                      $   1,752,627      $     219,491
                                                         -------------      -------------

         Expenses
              Direct Sales                               $   1,655,121      $     807,968
              Direct Response                                  204,262                 --
              Other corporate expenses                       1,181,490                 --
                                                         -------------      -------------
              Consolidated Expenses                      $   3,040,873      $     807,968
                                                         -------------      -------------

         Net Profit (Loss):
              Direct Sales                               $    (184,907)     $    (588,477)
              Direct Response                                   78,152                 --
              Net Loss from other corporate expenses        (1,181,490)                --
                                                         -------------      -------------
              Consolidated net loss                      $  (1,288,245)     $    (588,477)
                                                         ==============     ==============


Included in direct sales revenues and expenses are sales and cost of sales for inventory sold to the Company's affiliate FemOne/BIOPRO Canada in the amount of $47,180 and $14,155, respectively.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10: BUSINESS SEGMENTS (CONTINUED)

Identifiable assets and liabilities as of March 31, 2005 and December 31, 2004 directly attributable to the Company's two primary business segments are below:

                                                    March 31,       December 31,
                                                      2005             2004
                                                 -------------     -------------
         ASSETS
              Direct Sales                         $ 1,397,003      $  1,652,965
              Direct Response                          211,682           264,397
                                                 -------------     -------------
              Total identifiable assets            $ 1,608,685      $  1,917,362
                                                 -------------     -------------

         LIABILITIES
              Direct Sales                         $ 1,198,573       $ 1,184,390
              Direct Response                           44,708           177,731
                                                 -------------     -------------
              Total identifiable liabilities       $ 1,243,281       $ 1,362,121
                                                 -------------     -------------

NOTE 12: SUBSEQUENT EVENTS

12% Convertible Notes Payable
-----------------------------
Between April 1, 2005 and May 16, 2005, 7,700,000 shares of common stock were issued from the conversion of $89,800 in principal of 12% Convertible Notes Payable.

Shareholder Loans
-----------------
On April 15, 2005, the Company issued 7,575,758 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $250,000.

On May 13, 2005, the Company issued 5,000,000 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $100,000.

Related Party
-------------
On April 28, 2005, Rostco repaid SRA Marketing $14,330 for funds that had been advanced to Rostco.

Deferred Compensation
---------------------
On April 22, 2005, the Company issued 566,920 shares of common stock to Alfred Hanser as payment of $15,555 of deferred compensation owed to him.

BIOPRO Australasia Pty Ltd.
---------------------------
On April 21, 2005, Kenneth E. Newton resigned as managing director of the Company's subsidiary BIOPRO Australasia Pty, Ltd. BIOPRO Australasia has retained Mr. Ian W. Ross as its new managing director and has relocated its office facility to Melbourne, Australia.

                                  FEMONE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

FemOne California was initially incorporated in the State of California on March 15, 2002 as 2Chansis, Inc. In July 2001 2SIS L.L.C. (also known as 2SIS, Inc.) was formed to become a direct selling company selling cosmetics to college-aged girls. On May 1, 2002, 2Chansis, Inc. and 2SIS L.L.C. merged together pursuant to a general conveyance and assignment agreement. On November 8, 2002, 2Chansis, Inc. changed its name to FemOne, Inc.

PRODUCTS AND DISTRIBUTION

OVERVIEW

We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with items that protect and enhance their health and wellness. We sell our products primarily though Direct Sales through two divisions, BIOPRO and FemOne, as described below, and we also sell our Channoine Cosmetic products through the Direct Response Television Shopping
Network:
         o BIOPRO Technology and FemOne. BIOPRO Technology's core product concept is based on products developed using an Energy Elevation Chamber ("EEC"). Products developed in an EEC are programmed with blends of resonant frequencies that are transferred onto unique carriers that store information in order to enhance a variety of energetic processes.
         o The FemOne Division currently markets and sells cosmetic products under the brand names CHANNOINE(R) and 2SIS, natural nutritional and hormonal balancing products under the brand name FEMONE, and a weight loss system under the brand name LEANCHOICESTM.
         o In December 2004, we formed a subsidiary named SRA Marketing, Inc, a Nevada corporation, to manage the marketing of Channoine Cosmetics through the Direct Response Television Shopping network. We hold 51% of the outstanding shares of SRA Marketing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

REVENUES
                                                  Three months     Three months
                                                     ended            ended           Increase
                                                    March 31,        March 31,    (Decrease) from
         Revenues                                     2005             2004          prior year
         --------                                 ------------     ------------     ------------
         Direct Sales
           BIOPRO Technology                       $ 1,391,681      $    82,375    $   1,309,306
           FemOne                                       31,353          122,961          (91,608)
                                                  ------------     ------------     ------------
         Total revenues from direct sales            1,423,034          205,336        1,217,698
                                                  ------------     ------------     ------------
         Direct Response-SRA Marketing                 282,413               --          282,413
         Product sales to affiliate                     47,180           14,155           33,025
                                                  ------------     ------------     ------------
                               Total Revenues      $ 1,752,627      $   219,491     $  1,533,136
                                                  ============     ============     ============

         Net Sales for the three months ended March 31, 2005 increased to $1,752,627 from $216,491 for the three months ended March 31, 2004. The increase in net sales of $1,533,136, or approximately 700% over 2004, is primarily due to a net increase in revenue from Direct Sales of $1,217,698 over 2004. Also contributing to the increase over prior year are revenues of $282,413 from our subsidiary SRA Marketing. Included in net sales for the three months ended March 31, 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $47,180 and $14,155, respectively, representing a pass-through of inventories at cost.

COST OF SALES

                                                    Three months     Three months
                                                       ended            ended           Increase
                                                      March 31,        March 31,    (Decrease) from
         Cost of Sales                                  2005             2004          prior year
         -------------                              ------------     ------------     ------------
         Direct Sales
           BIOPRO Technology                          $  227,422       $   29,170      $   198,252
           FemOne                                          3,670           13,580           (9,910)
                                                    ------------     ------------     ------------
         Total cost of sales from direct sales           231,092           42,750          188,342
                                                    ------------     ------------     ------------
         Direct Response-SRA Marketing                   168,036               --          168,036
         Cost of products sold to affiliate               47,180           14,155           33,025
                                                    ------------     ------------     ------------
                            Total cost of sales       $  446,308       $   56,905       $  389,403
                                                    ============     ============     ============

         Cost of sales for the three months ended March 31, 2005 increased to $446,308 from $56,905 for the three months ended March 31, 2004. The overall increase in cost of sales of approximately 680% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing.

GROSS PROFITS

         Overall gross profits for the three months ended March 31, 2005 increased to $1,306,319 from $162,586 for the three months ended March 31, 2004. The increase in gross profits of approximately 700% is directly attributable to the overall increase in net sales in 2005 and increases in gross margins is primarily due to increased profits from Direct Sales of approximately 600% attributed to the growth in our BIOPRO Technology division in the U.S., Australia and New Zealand. Also contributing to the increase in gross profits during the 2005 period are gross profits from Direct Response of approximately $114,000 from our subsidiary SRA Marketing.

OPERATING EXPENSES

         Total operating expenses for the three months ended March 31, 2005 increased to $1,843,890 from $739,334 for the three months ended March 31, 2004. The increase in expenses of approximately 150% over the prior year resulted from increases in Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses, as discussed below:

Order Fulfillment Costs
-----------------------

         Order fulfillment costs for the three months ended March 31, 2005 increased to $882,042 from $126,642 for the three months ended March 31, 2004. This increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 61% of total order fulfillment costs.

Sales and Marketing Expenses
----------------------------

         Sales and marketing expenses for the three months ended March 31, 2005 increased to $531,033 from $253,967 for the three months ended March 31, 2004. The increase of approximately 110% in the first quarter of 2005 is due primarily to our official launch of BIOPRO Technology in the United States and Australia, including expenses of product introduction and promotional events, video production, publication and printed material.

         Included in total sales and marketing expenses for the three months ended March 31, 2004 are non-cash expenses of $139,599 attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three months ended March 31, 2005 increased to $430,815 from $358,725 for the three months ended March 31, 2004. The increase in expenses of approximately 20% over the prior year, are due primarily to of increased costs for legal and accounting services related to being a publicly reporting company, partially offset by decreases in non-cash investor relations expenses of approximately $40,000 incurred in the prior year.

Other Income and Expense
------------------------

         Net other income and expense for the three months ended March 31, 2005 increased to of $712,381 from $11,729 for the three months ended March 31, 2004. This increase in other expenses is attributable primarily to non-cash interest expense totaling $695,820, resulting from amortization of debt discount and financing expenses and interest expense of $131,446 resulting from the convertible debt financing during the 2004 period.

Minority Interest
-----------------

         In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the three months ended March 31, 2005 relative to the 49% is $38,294.

NET LOSS

         Net loss for the three months ended year March 31, 2005 increased to $1,288,245 from $588,477 from the three months ended March 31, 2004. The increase in net loss of approximately 120% from 2004 is due primarily to the increase in expenses during the 2005 period and was partially offset by the increase in gross profits generated during the same period, both of which are described above.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2005, we had cash reserves of $496,744 and working capital of $343,886. We will need to raise additional funds during 2005 to provide adequate working capital for FemOne to continue to operate and pursue our expansion and marketing plans. The ability for FemOne to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management's plans to obtain such resources for FemOne include (1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to fund continuing operating working capital requirements and increase marketing efforts of all the Company's product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have committed to fund our expected shortfalls, if necessary, for a certain period to attain our goals. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries described in the footnotes to audited financial statements contained elsewhere in this report.

During the three months ended March 31, 2005 and 2004, the Company's cash activities were as follows:

                                                        2005            2004
                                                    -----------     -----------
Cash used for operating activities                     (128,165)       (120,960)
Cash used for capital acquisitions                      (10,015)           (485)
Cash provided by (used for) financing activities        (85,544)        122,648

Cash used for financing activities during the three months ended March 31, 2005 represent repayments of shareholder loans by our subsidiary SRA Marketing. During the three months ended March 31, 2004, cash provided by financing activities was primarily from shareholder loans.

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

         In 2002, we began to offer our CHANNOINE(R), 2SIS and our FEMONE nutritional, and in early 2004 we introduced our BIOPRO electromagnetic frequency harmonization products and LEANCHOICESTM weight control products. In December 2004, we offered our CHANNOINE(R) products on Shop NBC for the first time. A decision to invest in our company must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

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

         THE REPORT ON OUR FINANCIAL STATEMENTS FROM OUR INDEPENDENT AUDITORS INCLUDES A QUALIFICATION AS TO OUR ABILITY TO CONTINUE AS A "GOING CONCERN".

         In their report on our audited financial statements for the year ended December 31, 2004, our independent auditors have included an explanatory paragraph stating that due to our lack of profitability and net capital deficiency, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

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

         We are currently reviewing the license arrangements applicable to our products in areas we are marketing to, including through our subsidiary BIOPRO Australasia, to ensure that all of the rights we need to lawfully market, sell and distribute these products within the relevant territories. We are also still negotiating the definitive license terms to be used with SRA Marketing, a recently-formed controlled subsidiary for the marketing of certain of our products within the United States through direct response television shopping channels, and we are negotiating a similar license with our affiliate FemOne/BIOPRO Canada for similar marketing rights within Canada. Until these agreements are executed, the subsidiaries/affiliates are selling these products without written licensing rights. To the extent that we do not have license agreements and rights in place to sell all of the products in each of the territories where we are actually selling such products, it could have a materially adverse impact upon our business and financial condition.

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

         THE CONVERTIBLE NOTES WHICH WE SOLD IN 2004 TO RAISE FUNDS WE REQUIRED TO GROW THE BUSINESS, HAVE RESULTED, AND WILL LIKELY CONTINUE TO RESUL,T IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, AS MIGHT ANY FUTURE CONVERTIBLE OR DERIVATIVE SECURITIES WE MAY BE REQUIRED TO ISSUE TO RAISE ADDITIONAL NEEDED CAPITAL.

         Between July and October 2004, we closed a sale of 12% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $3,000,000. Each of the Notes and the Warrants are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, and such conversion or exercise will result in substantial dilution to our existing investors Through March 31, 2005, convertible notes payable with principal balance of $422,600 have been converted into 19,000,000 shares of our common stock. In addition, amounts which may become due as penalties for failure to meet certain of our obligations under the transaction documents, or if the fair market value of our shares decreases significantly, will result in further dilutive issuances of our common stock to the Note holders.

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

         WE CONTINUE TO REQUIRE ADDITIONAL FUNDS TO SUPPORT OUR BUSINESS OPERATIONS.

         We will require additional capital in order to implement our current business plan as contemplated in this report. We intend to attempt to raise funds during the 2005 through the issuance of debt or sale of equity in private transactions to accredited investors in transactions yet to be determined. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $1,500,000 and not more than $5,000,000, we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also become necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

         IF WE ARE UNABLE TO RETAIN KEY PERSONNEL OR ATTRACT NEW PERSONNEL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOITE OF SECURITY HOLDERS

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.     Description
-----------     -----------
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

16.1 Letter on change in certifying accountant dated September 30, 2002 from Morgan & Company (2)

16.2 Letter on change in certifying accountant dated February 17, 2004 from Dohan & Company (5)

16.3 Letter on change in certifying accountant dated March 17, 2004 from Amisano Hanson, Chartered Accountants (6)

16.4 Letter on change in certifying accountant dated March 20, 2004 from Dohan & Company (6)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(1) Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)      Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)      Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)      Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)      Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)      Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7) Filed as an exhibit to the Registrant's registration statement on Form SB-2 filed on September 9, 2004.
(8)      Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9) Filed as an exhibit to the Registrants Report on Form 10-KSB filed on April 4, 2005

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

Date:     May 16, 2005


By:  /s/ Raymond Grimm, Jr.
     -------------------------------------------------------
         RAYMOND GRIMM, JR.
         CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
         (PRINCIPAL EXECUTIVE OFFICER)
         (PRINCIPAL ACCOUNTING OFFICER)