Form 10KSB/A
period 2004-12-31
FEM ONE INC
filed 2005-08-22
CIK 1161461

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB/A

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

1905 Aston Avenue, Suite 101
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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $938,399, based upon the closing price of such Common Stock on the Over-the-Counter Bulletin Board of $0.045 per share on March 29, 2004, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 40,501,773 as of March 29, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                  EXPLANATORY NOTE

The registrant is amending its Form 10-KSB for the year ending December 31, 2004 to correct the following items included in its original Form 10-KSB for that period that was filed with the commission on April 4, 2005:

[ ] Incorrect reference to stockholders' (deficit) balance included in the Balance Sheet as of December 31, 2004 and Statement of Stockholder's Equity (Deficit) for the year ended December 31, 2004.

[ ] Incorrect references to the stockholders' (deficit) balance at December 31, 2004 included in Note 2 to the Financial Statements, Managements Discussion and Analysis of Financial Condition and Risk Related to our Business.

[ ] Typographical errors included in the Statement of Stockholder's Equity (Deficit) for the year ended December 31, 2004.

[ ] Incorrect reference to a stockholders' equity deficiency included in the Report of Independent Registered Public Accounting Firm.

In addition to this correction, we have updated our address on the cover page of this filing to reflect our new address as of August 1, 2005.

With the exception of the foregoing, no other information in the Annual Report on Form 10-KSB for the year ended December 31, 2004 has been supplemented, edited or amended.

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

         WE ARE A YOUNG COMPANY THAT HAS NEVER BEEN PROFITABLE.

         Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have retained an accumulated deficit. We expect our operating losses and negative cash flows to continue into the future as we continue to incur significant expenses in marketing our products and establishing an inventory. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

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

FEMONE, INC.


                  BY:  /s/ Alfred Hanser
                       ----------------------------------
                       Alfred Hanser,
                       President, Secretary  and Director
                       Date: August 22, 2005


                  BY:  /s/ Joseph V. Caracciolo
                       ----------------------------------
                       Joseph V. Caracciolo
                       Director
                       Date: August 22, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


BY: /S/ Ray W. Grimm, Jr.
    -----------------------------------
    Ray W. Grimm, Jr., Chief Executive Office and Acting Chief Financial Officer (Principal Executive Officer)
    (Principal Financial Officer and Principal Accounting Officer)
    Director
    Date: August 22, 2005

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations since inception and is dependent on raising additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)....................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to the Financial Statements............................................F-7

                                           FEMONE, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 AS OF DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------------------------
                                                                         2004             2003
                                                                     ------------     ------------
ASSETS
   Current assets
     Cash                                                            $   720,468      $     1,820
     Accounts receivable                                                 261,888           10,687
     Accounts receivable, related party                                   63,110               --
     Inventory                                                           370,958          406,138
     Inventory deposits                                                  109,570               --
     Prepaid and other current assets                                     37,069           10,578
     Prepaid interest on convertible debt                                126,348               --
                                                                     ------------     ------------
         Total current assets                                          1,689,411          429,223

   Property and equipment
     Computer and office equipment                                        25,129           17,458
     Packaging Equipment                                                   3,681               --
     Furniture and fixtures                                                8,114            7,412
     Leasehold improvements                                                4,171            4,171
     Software                                                             41,250           41,250
                                                                     ------------     ------------
                                                                          82,345           70,291
         Less: accumulated depreciation                                  (31,105)         (13,949)
                                                                     ------------     ------------
         Property and equipment, net                                      51,240           56,342

   Other assets
     Sublicense agreement, net                                           177,667          184,167
     Website development, net                                             11,480           31,201
     Intellectual property, net                                           50,350               --
     Deferred debt issue costs                                           323,645               --
     Deposits                                                              5,393            4,439
                                                                     ------------     ------------
         Total other assets                                              568,535          219,807
                                                                     ------------     ------------

              Total assets                                           $ 2,309,186      $   705,372
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Current liabilities
     Accounts payable                                                $   351,730      $   228,251
     Accrued liabilities                                                  15,859            5,950
     Accrued interest                                                     75,446           27,070
     Accrued commissions                                                 129,392           37,467
     Accrued payroll and payroll tax                                      71,532           14,237
     Deferred compensation                                                76,011          279,584
     Notes payable - related parties                                      86,828           81,394
                                                                     ------------     ------------
         Total current liabilities                                       806,798          673,953
   Long-term liabilities
     Notes payable - related party                                       648,725          360,025

     Convertible notes payable                                         2,805,200               --
         Discount on convertible notes                                (2,331,864)              --
                                                                     ------------     ------------
             Convertible notes payable, net                              473,336               --
                                                                     ------------     ------------

     Minority interest in subsidiaries                                    43,523               --
                                                                     ------------     ------------
         Total liabilities                                             1,972,382        1,033,978

   Stockholders' equity (deficit)
     Common Stock, 150,000,000 common shares
       authorized at December 31, 2004 and 75,000,000 common shares authorized at December 31, 2003, $0.001 par value, 32,501,773
       and 26,139,009 shares issued and outstanding                       32,503           26,140
     Additional paid in capital                                        5,744,587        1,946,812
     Accumulated deficit                                              (5,440,286)      (2,301,558)
                                                                     ------------     ------------
         Total stockholders' equity (deficit)                            336,804         (328,606)
                                                                     ------------     ------------

          Total liabilities and stockholders' equity (deficit)       $ 2,309,186      $   705,372
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
                                                             =============     =============

          The accompanying notes are an integral part of these financial statements


                                            F-4

                                                        FEMONE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   RETAINED
                                                                                 ADDITIONAL        EARNINGS
                                                  NUMBER          COMMON           PAID IN       ACCUMULATED
                                                OF SHARES         STOCK            CAPITAL        (DEFICIT)           TOTAL
                                              ------------     ------------     ------------     ------------     ------------
  BALANCE , DECEMBER 31, 2002                   8,612,800      $   466,667      $        --      $  (898,218)     $  (431,551)
Issuance of common stock in exchange for
   loan forgiveness                               719,784           39,000                                             39,000
Issuance of common stock from private
   financing, net of issuance costs of
   $82,800                                      2,733,966        1,209,057                                          1,209,057
Issuance of common stock from conversion
   of convertible notes and accrued
   interest                                       300,000          156,361                                            156,361
Shares acquired in merger transaction          34,699,774           34,700          (92,772)                          (58,072)
Shares retired in merger transaction           (9,586,165)          (9,586)           9,586                                --
Shares retired in merger transaction          (12,366,550)      (1,871,084)       1,871,084                                --
Shares issued in merger transaction             1,000,000            1,000           (1,000)                               --
Compensation expense for shares
   subscribed                                                                       118,500                           118,500
Issuance of shares for compensation                17,400               17           17,731                            17,748
Issuance of shares for compensation                 8,000                8            6,392                             6,400
Compensation expense for issuance of
   stock options                                                                     17,291                            17,291
Net loss                                                                                          (1,403,340)      (1,403,340)
                                              ------------     ------------     ------------     ------------     ------------
   BALANCE, DECEMBER 31, 2003                  26,139,009           26,140        1,946,812       (2,301,558)        (328,606)
Issuance of shares from the conversion
   of convertible notes payable                 5,000,000            5,000          161,839                           166,839
Issuance of shares for retirement of debt       1,025,764            1,026           50,262                            51,288
Issuance of shares for purchase of
   technology                                     100,000              100           27,900                            28,000
Issuance of shares for compensation               237,000              237          190,520                           190,757
Discount on convertible notes payable                                             3,000,000                         3,000,000
Compensation expense for shares
   subscribed                                                                       139,599                           139,599
Compensation expense for issuance of
   stock purchase warrants                                                          216,440                           216,440
Compensation expense for issuance of
   stock options                                                                     11,215                            11,215
Net loss                                                                                          (3,138,728)      (3,138,728)
                                              ------------     ------------     ------------     ------------     ------------
   BALANCE, DECEMBER 31, 2004                  32,501,773      $    32,503      $ 5,744,587      $(5,440,286)     $   336,804
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

NOTE 2:  LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception totaling $5,440,286 through December 31, 2004.

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