Form 10QSB
period 2005-06-30
FEM ONE INC
filed 2005-08-22
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended :   JUNE 30, 2005

[   ]    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to___________

Commission File Number 000-49661

FemOne, Inc.

(Exact name of small Business Issuer as specified in its charter)

NEVADA	98-0358887
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No

1905 Aston Avenue, Suite 101
CARLSBAD, CA  92008

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (760) 448-2498

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 101,464,451 shares of $.001 par value common stock as of August 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

FemOne, Inc.

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

FemOne, Inc.
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash	$1,302,190	$720,468
Accounts receivable,	190,048	261,888
Accounts receivable, related party	21,773	63,110
Inventory	658,475	370,958
Prepaid inventory	59,168	109,570
Prepaid interest - convertible notes	-	126,348
Prepaid expense related party	4,500	-
Prepaid and other current assets	51,678	37,069
Total current assets	2,287,832	1,689,411

Property and equipment, net	105,500	51,240

Other assets
Intangible assets	222,320	239,497
Deposits	4,900	5,393
Deferred debt issue costs	355,735	323,645
Total assets	$2,976,287	$2,309,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	415,916	$367,589
Accrued payroll and payroll related payables	166,943	71,532
Accrued commissions	214,651	129,392
Accrued interest	125,163	75,446
Deferred compensation and related payroll tax	60,456	76,011
Notes payable - related parties	1,284	86,828
Total current liabilities	984,413	806,798
Long-term liabilities
Notes payable - related party	298,725	648,725

Convertible notes payable	3,906,170	2,805,200
Discount on convertible notes	(2,909,947)	(2,331,864)
Convertible notes payable, net	996,223	473,336

Total liabilities	2,279,361	1,928,859

Minority interest in subsidiaries	97,730	43,523

Stockholders’ equity
Common Stock, 500,000,000 and 150,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively, $0.001 par value, 77,444,451 and 32,501,773 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	77,446	32,503
Additional paid in capital	8,013,077	5,744,587
Accumulated deficit	(7,491,327)	(5,440,286)
Total stockholders’ equity	599,196	336,804
Total liabilities and stockholders’ equity	$2,976,287	$2,309,186

The accompanying notes are an integral part of these financial statements.

FemOne, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES
Product sales	$1,867,076	$262,540	$3,619,705	$482,032
Cost of sales	410,848	75,923	857,156	132,227
GROSS PROFIT	1,456,228	186,617	2,762,549	349,805

EXPENSES
Order fulfillment costs	892,884	187,172	1,774,926	313,815
Sales and marketing	475,966	121,303	1,023,051	375,270
General and administrative	363,278	371,585	778,043	730,311
Total operating expenses	1,732,128	680,060	3,576,020	1,419,396
NET LOSS FROM OPERATIONS	(275,900)	(493,443)	(813,471)	(1,069,591)

OTHER INCOME (EXPENSES)
Interest expense on convertible debt financing	(453,510)	-	(1,148,279)	-
Interest and finance charges	(20,245)	(17,862)	(38,460)	(29,591)
Other income	2,774	-	3,376	-
Total other income (expenses)	(470,981)	(17,862)	(1,183,363)	(29,591)

LOSS BEFORE MINORITY INTEREST	(746,881)	(511,305)	(1,996,834)	(1,099,182)

MINORITY INTEREST	(15,913)	-	(54,207)	-

NET LOSS	$(762,794)	$(511,305)	$(2,051,041)	$(1,099,182)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic and Diluted	58,973,112	26,383,509	54,973,112	26,324,009

The accompanying notes are an integral part of these financial statements.

FemOne, Inc.
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,051,041)	$(1,099,182)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31,464	13,762
Options issued as compensation	5,433	5,434
Stock-based compensation		505,887
Interest expense, amortization of debt discount and prepaid financing	1,223,602	-
Minority interest in subsidiaries	54,207	-
Payment of deferred salaries through issuance of stock	-	-
Change in operating assets and liabilities:		-
Decrease in accounts receivable	71,840	10,687
Decrease (increase) in accounts receivable - related party	41,337	(84,512)
Increase in inventory	(287,517)	-
Decrease (increase) in inventory deposits	50,402	(78,210)
Increase in prepaid expenses	(19,109)	-
Decrease in deposits	493	-
Increase in accounts payable and accrued liabilities	48,327	183,422
Increase in accrued interest	49,717	23,662
Increase in accrued payroll and payroll related expenses	95,411	71,851
Increase in accrued commissions	85,259	-
Increase in customer deposits - related party	-	9,156
Decrease in deferred compensation	-	125,180
Net cash used in operating activities	(600,175)	(312,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(68,547)	(1,833)
Net cash used in investing activities	(68,547)	(1,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,335,988	-
Proceeds from notes payable, related parties	-	333,114
Repayment of notes payable, related parties	(85,544)	(20,000)
Net cash provided by financing activities	1,250,444	313,114

Net increase (decrease) in cash	581,722	(1,582)
Cash and cash equivalents at beginning of the period	720,468	1,820
Cash and cash equivalents at end of the period	$1,302,190	$238

SUPPLEMENTAL DISCLOSURES
Interest Paid	-	$29,591
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of convertible notes payable	$399,030	-
Shares issued for payment of shareholder loans	$350,000	-
Shares issued for payment of deferred salaries	$15,555	-

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Notes to the Financial Statements

NOTE 1:    ORGANIZATION AND BUSINESS COMBINATION

FemOne, Inc., (the California Corporation) was initially incorporated in the State of California on March 15, 2003 as 2Chansis, Inc. In July 2001, 2SIS LLC, (also known as 2SIS, Inc.), was formed to become a direct selling company selling cosmetics to college aged girls. On May 1, 2002, 2Chansis, Inc. and 2SIS LLC merged together pursuant to a general conveyance and assignment agreement. On November 8, 2002, 2Chansis, Inc. changed its name to FemOne, Inc.

In August 2003, Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp., which was incorporated on March 14, 2000 under the laws of the State of Nevada. On October 3, 2003, New Paltz Capital Corporation formally changed its name to FemOne, Inc. (the “Company”) and adopted the business plan of the California Corporation abandoning its previous business plan as a mineral exploration company. On October 22, 2003, FemOne, the California Corporation, exchanged all of its 12,366,550 outstanding shares of common stock for 1,000,000 shares of New Paltz Capital Corp., now named FemOne, Inc. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. The combination was recorded as a recapitalization of the stockholders’ equity.

FemOne, Inc. is a producer and distributor of various lines of cosmetics, skin care, nutritional and wellness products that are marketed to its customers through two marketing channels, direct sales in the United States and Australia and through its affiliate in Canada, and direct response television shopping. During 2004, the Company’s direct sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products that are designed to harmonize and neutralize electromagnetic frequencies. The Company sells three product lines through its FemOne division, nutritional and weight management products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd. to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the direct response television shopping channel. The Company owns 51% of SRA Marketing.

NOTE 2:    LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses for the six months ended June 30, 2005 and since inception totaling $2,051,041 and $7,491,327, respectively.

The financial statements for the year ended December 31, 2004 included a statement from the Company’s auditors that the Company may not have the ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to fund continuing operating working capital requirements and increase marketing efforts related to all the Company’s product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2005 the Company closed a round of financing where it raised gross proceeds of $1,500,000 through the sale of 8% convertible notes and warrants. See Note 5.

FemOne, Inc.
Notes to the Financial Statements

NOTE 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, unaudited financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements and should be read in conjunction with the audited financial statements included in Form 10-KSB for the year ended December 31, 2004, as amended.

Stock Based Compensation
The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, under which compensation expense, if any, is determined using the intrinsic value method which is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non- employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation," under which such arrangements are accounted for based on the fair value of the option or award.

The Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123 as of January 1, 2003, which require certain disclosures about stock-based employee compensation plans.

Those disclosures include a tabular format of proforma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented. The adoption of SFAS No. 148 did not have a material impact to these financial statements and the disclosures required are included below.

SFAS No. 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company’s stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: divided yield of zero percent, risk-free interest rate of 3.29%, expected life of five years, and expected volatility of 337%. No stock options were granted during 2004 or the during the six months ended June 30, 2005.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s Proforma net loss and loss per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss
As reported	$(762,794)	$(511,305)	$(2,051,041)	$(1,099,182)
SFAS No. 123 effect	(31,092)	(31,092)	(62,184)	(62,184)

Pro forma net loss	$(793,886)	$(542,397)	$(2,113,225)	$(1,161,366)

Loss per share
As reported	$(0.01)	$(0.02)	$(0.04)	$(0.04)
Pro forma	$(0.01)	$(0.02)	$(0.04)	$(0.04)
Weighted average shares outstanding - basic and diluted	58,973,112	26,383,509	54,973,112	26,324,009

FemOne, Inc.
Notes to the Financial Statements

 NOTE 3:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes information related to stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share

$0.05	1,553,385	7.56	$0.05	1,108,903	$0.05
$0.50-$0.65	939,521	8.25	$0.58	472,075	$0.50
	2,492,906			1,580,978

Basic and Diluted Earnings (Loss) Per Common Share
In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share earnings (loss) is computed based on the weighted average number of common shares and all common stock equivalents outstanding during the period in which they are dilutive. Common equivalent shares are excluded from the calculation as their effect is antidilutive.

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

NOTE 4.      RELATED PARTY TRANSACTIONS

Related party transactions
A related party is generally defined as any person that holds 10% or more of the Company’s securities and their immediate families, the Company’s management, someone who directly or indirectly controls, is controlled by or is under common control with the Company, and anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction where there is a transfer of resources or obligations between related parties.

Notes Payable
The Company has Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrue interest at a rate of 8% per annum. As of June 30, 2005, the Company’s obligations to Mr. Grimm and Mr. Hanser for the principal due on these stockholder loans were $298,725 and $1,284, respectively. As of June 30, 2005, the Company’s obligation for accrued interest on these loans payable to Mr. Grimm and Mr. Hanser were $96,726 and $1,664, respectively. Interest expense incurred on these notes for the three months ended June 30, 2005 and 2004, was $8,529 and $13,106, respectively. Interest expense incurred on these notes for the six months ended June 30, 2005 and 2004 was $23,134 and $22,484, respectively.

FemOne, Inc.
Notes to the Financial Statements

NOTE 4.     RELATED PARTY TRANSACTIONS (continued)

Deferred Compensation
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of June 30, 2005, Mr. Grimm and Mr. Hanser had deferred salaries due of $39,516 and $15,555, respectively. Included in deferred compensation at June 30, 2005 is $5,385 of accrued payroll taxes due on the related compensation.

FemOne/BIOPRO Canada
In July 2002, the Company assigned the Canadian distribution rights to all of the Company’s US Products in exchange for 38.75% ownership in FemOne/BIOPRO Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was further amended in December 2004 increasing the Company’s ownership to 38.75%. For the three months ended June 30, 2005 and 2004, the Company recorded sales to Canada for their inventory purchases of $30,648 and $14,375, respectively. For the six months ended June 30, 2005 and 2004, the Company recorded sales to Canada for their inventory purchases of $77,828 and $28,287, respectively.

In August 2004, FemOne/BIOPRO Canada formed a division to market certain of their licensed products through the direct response television marketing channel in Canada. We provided assistance in the form of a shareholder loan in the amount of $35,646 to FemOne/BIOPRO Canada for inventory purchases. During 2005, this loan was paid in full and as of June 30, 2005 there was no further obligation from FemOne/BIOPRO Canada to the Company with respect to this obligation.

SRA Marketing
In December 2004, we formed a subsidiary to market products using direct response television shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. FemOne holds 51% ownership in SRA Marketing, and Mr. Page’s company, Rostco, holds the remaining 49%. Currently, we are negotiating definitive shareholders’ agreements and long-term management agreements with Rostco, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understandings with it and Mr. Page. However, as of the date of this report, those agreements are not yet in effect. As of June 30, 2005, Rostco has taken an advance of $4,500 from SRA Marketing as prepayment of certain of its fees through August 2005.

Family Relationship
Since November 2003, certain members of Mr. Grimm’s family participated as independent sales representatives of the Company. Commissions totaling $46,815 and $24,637, were paid to such family members during the three months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, commissions paid to the family members totaled $88,656 and $41,462, respectively.

NOTE 5:    CONVERTIBLE NOTES PAYABLE

8% Convertible Notes and Warrants
On June 30, 2005, the Company received gross proceeds of $1,500,000 from the sale of 8% Callable Secured Convertible Notes (the “8% Notes”) and warrants.

The 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12% Notes, described below, by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the 8% Notes, the Company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share. These warrants expire five years from the date of issuance.

FemOne, Inc.
Notes to the Financial Statements

The Company determined the fair value of the warrants issued in connection with the 8% Notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $568,761. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. At June 30, 2005, the remaining debt discount balance attributable to the warrants was $568,761.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $931,239 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. At June 30, 2005, the remaining debt discount balance attributable to the beneficial conversion feature was $931,239.

12% Convertible Notes and Warrants
Between July and October 2004, the Company received gross proceeds of $3,000,000 from the sale of 12% Callable Secured Convertible Notes (the “12% Notes”) and Warrants (the “Warrants”).

The Company has recorded prepaid interest and prepaid financing costs related to the $3,000,000 of 12% Notes totaling $240,000 and $429,899, respectively. As of June 30, 2005, $240,000 of prepaid interest has been expensed and $238,175 of prepaid financing costs has been expensed. The balance of unamortized prepaid financing costs will be expensed over the life of the notes or applied towards the pro-rata portion of the principal with each conversion into common stock.

The 12% Notes expire two years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the Note, the Company issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share. These warrants expire five years from the date of issuance.

The Company determined the fair value of the warrants issued in connection with the 12% Notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $1,025,907. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. During the three and six months ended June 30, 2005, the Company had recorded interest expense of $164,100 and $330,761, respectively, resulting from the debt discount amortization. At June 30, 2005, the remaining debt discount balance attributable to the warrants was $425,115.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $1,974,093 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three and six months ended June 30, 2005, the Company had recorded interest expense of $289,549 and $582,154, respectively, resulting from the debt discount amortization. At June 30, 2005, the remaining debt discount balance attributable to the beneficial conversion feature was $984,832.

FemOne, Inc.
Notes to the Financial Statements

The initial aggregate total of the debt discount related to the fair value of the warrants and the beneficial conversion feature of the notes was $3,000,000. In our Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, and our subsequent quarterly report on our Form 10-QSB for the quarter ended March 31, 2005, we had reported the allocation between the fair value of the warrants and the beneficial conversion feature as $1,574,464 and $1,425,536, respectively. Based on a review of initial calculations, we have recorded an adjustement during the quarter ended June 30, 2005, to reflect the allocation of the aggregate debt discount to amounts described in the previous paragraphs. This allocation adjustment had no effect on either the previously reported debt discount balances or expenses related to amortization of debt discount.

At June 30, 2005, the remaining aggregate balance of the debt discount is $1,409,947.

From October 2004 through June 30, 2004, the holders of the 12% Notes have converted an aggregate principal amount of $593,830 into 36,800,000 shares of the Company’s common stock. Between January 1, 2005 and June 30, 2005, 31,800,000 of these shares were issued for the conversion of $399,030 of principal.

NOTE 6:     MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company’s subsidiaries, SRA Marketing and BIOPRO Australasia. At June 30, 2005, minority interest in the equity of the subsidiaries is $97,730 and for the three and six months ended June 30, 2005, the Company recorded expense related to the minority interests in subsidiaries of $15,913 and $54,207, respectively.

NOTE 7:     COMMON STOCK

Between January 1, 2005 and June, 2005, the Company issued 31,800,000 shares of common stock from the conversion of $399,030 in principal on the 12% Notes.

On April 15, 2005, the Company issued 7,575,758 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $250,000.

On April 22, 2005, the Company issued 566,920 shares of common stock to Alfred Hanser as payment of deferred salaries in the amount of $15,555.

On May 13, 2005, the Company issued 5,000,000 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $100,000.

NOTE 8:     SHARES RESERVED FOR ISSUANCE

At June 30, 2005 and December 31, 2004, the Company has reserved shares of common stock for issuance as shown below:

	2005	2004

Shares reserved as compensation	448,513	448,513
Shares underlying warrants	53,250,000	10,250,000
Shares underlying convertible debt	723,364,815	112,208,000
Shares underlying stock option plan	2,492,906	2,492,906
	779,556,234	125,399,419

In connection with shares reserved for issuance as compensation, the Company recorded compensation expense and additional paid in capital during 2004 of $139,599 related to an agreement with Steven Page, president of FemOne Canada in consideration for his role related to business development and marketing.

Shares reserved for issuance underlying convertible debt, assume conversion of $3,906,170 of notes outstanding at June 30, 2005 at the approximate conversion price as of June 30, 2005 of $0.0054 per share.

As of the date of this report, the shares reserved for issuance to the holders of the 8% Notes and the 12% Notes exceeds the number of shares authorized in the Company’s Articles of Incorporation, as amended. The Company will be filing a Proxy Statement on or about the same time as this report is filed to request shareholder approval of an amendment to its Articles of Incorporation to increase the authorized number of shares an amount sufficient to be adequate to cover two times the number of shares underlying the 8% Notes and the 12% Notes and the respective warrants issued therewith as dictated by the applicable convertible note agreements entered into by the Company.

FemOne, Inc.
Notes to the Financial Statements

NOTE 9:     WARRANTS

Common Stock Warrants
The table below summarizes information about the Company’s outstanding warrants as of June 30, 2005:

Exercise Prices	Outstanding and Exercisable	Remaining Life in Months
$0.25	44,000,000	60
$0.37	9,000,000	49
$0.50	250,000	53
	53,250,000

During the three months ended June 30, 2005, the holders of a warrant issued for services exercisable into 1,000,000 shares at $0.37, elected to cancel their rights to this warrant. Based on the cancellation, the Company has ceased to record expenses related to this warrant.

NOTE 10:     BUSINESS SEGMENTS

During the three and six months ended June 30, 2005, the Company operated in two reportable business segments, direct sales and direct response television marketing. Within the direct sales segment, the Company tracks a secondary segment for domestic and international operations. During the three and six months ended June 30, 2004, the Company operated in only one reportable segment, direct sales. Each of the Company’s segments is individually managed and have separate financial results reviewed by the Company’s chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets.

Revenues, expenditures and net profit (loss) from the Company’s business segments for the three and six months ended June 30, 2005 and 2004 are shown below:

	Three Months Ended
	June 30,
	2005	2004
Revenues:
Direct sales	$1,735,425	$262,540
Direct response	131,651
Consolidated revenues	1,867,076	262,540

Expenditures
Direct sales	1,691,739	384,398
Direct response	90,959
Other corporate expenses	847,172	389,447
Consolidated Expenditures	2,629,870	773,845

Net profit (loss):
Direct sales	43,686	(121,858)
Direct response	40,692
Net loss from other corporate expenses	(847,172)	(389,447)
Consolidated net loss	$(762,794)	$(511,305)

Included in direct sales revenues and expenditures are sales and cost of sales for inventory sold to the Company’s affiliate FemOne/BIOPRO Canada in the amount of $30,648 and $14,375, respectively.

FemOne, Inc.
Notes to the Financial Statements

	Six Months Ended
	June 30,
	2005	2004
Revenues:
Direct sales	$3,205,641	$482,032
Direct response	414,064	-
Consolidated revenues	3,619,705	482,032

Expenditures
Direct sales	2,603,600	821,312
Direct response	293,121	-
Other corporate expenses	2,774,025	759,902
Consolidated Expenditures	5,670,746	1,581,214

Net profit (loss):
Direct sales	602,041	(339,280)
Direct response	120,943	-
Net loss from other corporate expenses	(2,774,025)	(759,902)
Consolidated net loss	$(2,051,041)	$(1,099,182)

Included in direct sales revenues and expenses are sales and cost of sales for inventory sold to the Company’s affiliate FemOne/BIOPRO Canada in the amount of $77,828 and $28,267, respectively.

Identifiable assets and liabilities as of June 30, 2005 and December 31, 2004 directly attributable to the Company’s two primary business segments are below:

	June 30, 2005	December 31, 2004
ASSETS
Direct sales	$2,073,759	$1,652,965
Direct response	230,804	264,397
Total identifiable assets	$2,304,563	$1,917,362

LIABILITIES
Direct sales	$1,225,201	$1,184,390
Direct response	31,354	177,731
Total identifiable liabilities	$1,256,555	$1,362,121

NOTE 12:     SUBSEQUENT EVENTS

Between July 1, 2005 and August 10, 2005, 24,320,000 shares of common stock were issued from the conversion of $155,426 in principal of 12% Convertible Notes Payable.

On July 21, 2005, the Board of Directors of SRA Marketing, the Company’s subsidiary dedicated to direct response, declared a dividend of $50,000 to its shareholders. As minority shareholder holding 49% of the outstanding shares of SRA Marketing, Rostco, Inc., received a dividend of $24,500. The remaining 51% of the total dividend will be accounted for within the Company’s consolidated financial statements for the third quarter of 2005.

On August 1, 2005, the Company relocated to a 19,000 square foot facility in Carlsbad, California where it combined its corporate offices and its warehouse facility. The lease has a term of five years, including two months of free rent for August and September 2005. Mr. Grimm, the Company’s chief executive officer, has personally guaranteed the obligations of the Company under the lease. The guarantee can be waived by the landlord if certain conditions are met.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We were incorporated on March 14, 2000 under the laws of the State of Nevada as New Paltz Capital Corp. In August 2003, Mr. Ray W. Grimm, Jr., and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp. On October 3, 2003, our name was formally changed to FemOne, Inc. (“FemOne” or the “Company”). At that time, we adopted the business plan of FemOne, a privately-held California corporation (“FemOne California”), a direct selling organization specializing in products to promote health and wellness. On October 22, 2003, we completed the acquisition of all of the existing and outstanding shares of common stock of FemOne California.

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

Products and Distribution

Overview

We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with items that protect and enhance their health and wellness. We sell our products primarily though Direct Sales through two divisions, BIOPRO and FemOne, as described below, and we also sell our Channoine Cosmetic products through the Direct Response Television Shopping Network:

•
BIOPRO Technology and FemOne. BIOPRO Technology’s core product concept is based on products developed using an Energy Elevation Chamber (“EEC”). Products developed in an EEC are programmed with blends of resonant frequencies that are transferred onto unique carriers that store information in order to enhance a variety of energetic processes.

o	In June 2005, we introduced BIOPRODUCETM under the BIOPRO Technology division. BIOPRODUCE is a whole food supplement formulated from fruits and vegetables.
•
The FemOne Division currently markets and sells cosmetic products under the brand names Channoine® and 2SIS, natural nutritional and hormonal balancing products under the brand name FemOne, and a weight loss system under the brand name LeanCHOICESTM.

•
In December 2004, we formed a subsidiary named SRA Marketing, Inc, a Nevada corporation, to manage the marketing of Channoine Cosmetics through the Direct Response Television Shopping network. We hold 51% of the outstanding shares of SRA Marketing.

RESULTS OF OPERATIONS for the three months ended June 30, 2005 and 2004

REVENUES
Revenues	Three months ended June 30, 2005	Three months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$1,652,240	$166,129	$1,486,111
FemOne	52,537	82,036	(29,499)
Total revenues from direct sales	1,704,777	248,165	1,456,612
Direct Response-SRA Marketing	131,651	-	131,651
Product sales to affiliate	30,648	14,375	16,273
Total Revenues	$1,867,076	$262,540	$1,604,536

Net Sales for the three months ended June 30, 2005 increased to $1,867,076 from $262,540 for the three months ended June 30, 2004. The increase in net sales of $1,604,536, or approximately 611% over 2004, is primarily due to a net increase in revenue from Direct Sales of BIOPRO products of $1,486,111 over 2004. Also contributing to the increase over prior year are revenues of $131,651 from our subsidiary SRA Marketing. Included in net sales for the three months ended June 30, 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $30,648 and $14,375, respectively, representing a pass-through of inventories at cost.

COST OF SALES
Cost of Sales	Three months ended June 30, 2005	Three months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$280,095	$38,979	$241,116
FemOne	43,674	22,569	21,105
Total cost of sales from direct sales	323,769	61,548	262,221
Direct Response-SRA Marketing	56,431	-	56,431
Cost of products sold to affiliate	30,648	14,375	16,273
Total cost of sales	$410,848	$75,923	$334,925

Cost of sales for the three months ended June 30, 2005 increased to $410,848 from $75,923 for the three months ended June 30, 2004. The overall increase in cost of sales of approximately 441% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing.

GROSS PROFITS
Overall gross profits for the three months ended June 30, 2005 increased to $1,456,228 from $186,617 for the three months ended June 30, 2004. The increase in gross profits of approximately 680% is directly attributable to the overall increase in net sales in 2005 and increases in gross margins is primarily due to increased profits from Direct Sales of approximately 639% attributed to the growth in our BIOPRO Technology division in the U.S., Australia and New Zealand. Also contributing to the increase in gross profits during the 2005 period are gross profits from Direct Response of approximately $75,219 from our subsidiary SRA Marketing.

OPERATING EXPENSES
Total operating expenses for the three months ended June 30, 2005 increased to $1,732,128 from $680,060 for the three months ended June 30, 2004. The increase in expenses of approximately 155% over the prior year resulted from increases in Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses, as discussed below:

Order Fulfillment Costs
Order fulfillment costs for the three months ended June 30, 2005 increased to $892,884 from $187,172 for the three months ended June 30, 2004. This increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 83% of total order fulfillment costs.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2005 increased to $475,966 from $121,303 for the three months ended June 30, 2004. The increase of approximately 292% in the 2005 quarter is due primarily to our expanded international operations in Australia, expenses associated with introducing our BIOPRODUCE product in June 2005 and increased expenses for publication and printed material and marketing collateral.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2005 decreased to $363,278 from $371,585 for the three months ended June 30, 2004. The decrease of 2% from the prior year is primarily due to higher non-cash investor relations activities compared to the prior period in the amount of $146,981. Partially offsetting the overall decrease are higher costs of wages and benefits for our new employees.

Other Income and Expense
Net other income and expense for the three months ended June 30, 2005 increased to of $470,981 from $17,862 for the three months ended June 30, 2004. This increase in other expenses is attributable primarily to non-cash interest expense totaling $453,510, resulting from amortization of debt discount and financing expenses and interest expense of $58,225 resulting from the convertible debt financing during the 2004 period.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the three months ended June 30, 2005 relative to the 49% is $15,913.

NET LOSS
Net loss for the three months ended year June 30, 2005 increased to $762,794 from $511,305 from the three months ended June 30, 2004. The increase in net loss of approximately 49% from 2004 is due primarily to the increase in expenses during the 2005 period and was partially offset by the increase in gross profits generated during the same period, both of which are described above.

RESULTS OF OPERATIONS for the six months ended June 30, 2005 and 2004

REVENUES
Revenues	Six months ended June 30, 2005	Six months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$3,043,922	$244,512	$2,799,410
FemOne	83,891	209,253	(125,362)
Total revenues from direct sales	3,127,813	453,765	2,674,048
Direct Response-SRA Marketing	414,064	-	414,064
Product sales to affiliate	77,828	28,267	49,561
Total Revenues	$3,619,705	$482,032	$3,137,673

Net Sales for the six months ended June 30, 2005 increased to $3,619,705 from $482,032 for the six months ended June 30, 2004. The increase in net sales of $3,137,673, or approximately 651% over 2004, is primarily due to a net increase in revenue from Direct Sales of $2,799,410 over 2004. Also contributing to the increase over prior year are revenues of $414,064 from our subsidiary SRA Marketing. Included in net sales for the three months ended June 30, 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $77,828 and $28,267, respectively, representing a pass-through of inventories at cost.

COST OF SALES
Cost of Sales	Six months ended June 30, 2005	Six months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$507,516	$61,088	$446,428
FemOne	47,345	42,872	4,473
Total cost of sales from direct sales	554,861	103,960	450,901
Direct Response-SRA Marketing	224,467	-	224,467
Cost of products sold to affiliate	77,828	28,267	49,561
Total cost of sales	$857,156	$132,227	$724,929

Cost of sales for the six months ended June 30, 2005 increased to $857,156 from $132,227 for the six months ended June 30, 2004. The overall increase in cost of sales of approximately 548% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing.

GROSS PROFITS
Overall gross profits for the six months ended June 30, 2005 increased to $2,762,549 from $349,805 for the six months ended June 30, 2004. The increase in gross profits of approximately 690% is directly attributable to the overall increase in net sales in 2005 and increases in gross margins is primarily due to increased profits from Direct Sales of approximately 636% attributed to the growth in our BIOPRO Technology division in the U.S., Australia and New Zealand. Also contributing to the increase in gross profits during the 2005 period are gross profits from Direct Response of approximately $189,597 from our subsidiary SRA Marketing.

OPERATING EXPENSES
Total operating expenses for the six months ended June 30, 2005 increased to $3,576,020 from $1,419,396 for the six months ended June 30, 2004. The increase in expenses of approximately 152% over the prior year resulted from increases in Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses, as discussed below:

Order Fulfillment Costs
Order fulfillment costs for the six months ended June 30, 2005 increased to $1,774,926 from $313,815 for the six months ended June 30, 2004. This increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 83% of total order fulfillment costs.

Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2005 increased to $1,023,051 from $375,270 for the six months ended June 30, 2004. The increase of approximately 173% in the first quarter of 2005 is due primarily to our official launch of BIOPRO Technology in the United States and Australia, including expenses of product introduction and promotional events, video production, publication, travel and printed material.

Included in total sales and marketing expenses for the six months ended June 30, 2004 are non-cash expenses of $139,599 attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2005 increased to $778,042 from $730,311 for the six months ended June 30, 2004. The increase in expenses of approximately 7% over the prior year, are due primarily increased costs of wages and benefits for our new employees, and higher costs for legal and accounting services. Partially offsetting the overall increase in expenses period ending June 30, 2005, is a decrease in non-cash investor relations expenses of approximately $40,000 compared to the prior period.

Other Income and Expense
Net other income and expense for the six months ended June 30, 2005 increased to of $1,183,363 from $29,591 for the six months ended June 30, 2004. This increase in other expenses is attributable primarily to non-cash interest expense totaling $1,223,602, resulting from amortization of debt discount, financing expenses and interest expense resulting from the convertible debt financing during the 2004 period.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the six months ended June 30, 2005 relative to the 49% is $54,207.

NET LOSS
Net loss for the six months ended June 30, 2005 increased to $2,051,041 from $1,099,182 from the six months ended June 30, 2004. The increase in net loss of approximately 87% from 2004 is due primarily to the increase in expenses during the 2005 period and was partially offset by the increase in gross profits generated during the same period, both of which are described above.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2005, we had cash reserves of $1,302,190 and working capital of $1,303,419. On June 30, 2005, we closed a financing where we raised net proceeds of approximately $1,336,000 from the sale of 8% convertible notes and warrants. We plan to use this funding to grow and expand our international business and fund our continued operations. Although, at this time, we do not anticipate the need to raise additional funds during 2005, we may need to raise additional funds in early 2006 to adequate working capital for FemOne to continue to operate and pursue our expansion and marketing plans. The ability for FemOne to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plans to obtain such resources for FemOne include (1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to fund continuing operating working capital requirements and increase marketing efforts of all the Company’s product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have committed to fund our expected shortfalls, if necessary, for a certain period to attain our goals. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries described in the footnotes to audited financial statements contained elsewhere in this report.

During the six months ended June 30, 2005 and 2004, the Company’s cash activities were as follows:

	2005	2004
Cash used for operating activities	(600,175)	(312,863)
Cash used for capital acquisitions	(68,547)	(1,833)
Cash provided by financing activities	1,250,444	313,114

During the six months ended June 30, 2005, cash provided by financing activities was primarily from the sale of 8% Callable Convertible Promissory Notes and Warrants. During the six months ended June 30, 2004, cash provided by financing activities was primarily from shareholder loans.

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

Our primary source of revenue is from direct sales where we distribute our products exclusively through independent distributors. In addition, we expect to rely on a small number of distributors for a large portion of our revenues. As a result, to increase our revenue, our distributors must increase in number, become more productive, or both. We cannot assure you that our distributors will increase or even maintain their current number or levels of productivity. Our distributors may terminate their services to us at any time, and we expect to experience turnover among our distributors from year to year, which turnover could be significant. We also cannot accurately predict how the number and productivity of our distributors may fluctuate because we rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. The number and productivity of our distributors depends upon several additional factors, including:

•	the emergence of any adverse publicity regarding us, our products or our competitors,
•	the public's perception of our products, their ingredients and their ability to perform as advertised,
•	the public's perception of our distributors and direct selling businesses in general,
•	general economic and business conditions in the United States and in other countries where we sell product or source inventories or technology, and
•
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

Adverse publicity could reduce the size of our distribution force and consequently reduce our revenue. Specifically, we are susceptible to adverse publicity concerning:

•	the quality of our company's and competitors' products and product ingredients;
•	the usefulness of the technology incorporated into the products we sell, and its ability to perform as described;
•	regulatory investigation into our company or competitors and their respective products; and
•	the public perception of direct selling businesses generally.

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

In 2002, we began to offer our Channoine®, 2SIS and our FemOne nutritional, and in early 2004 we introduced our BIOPRO electromagnetic frequency harmonization products and LeanCHOICESTM weight control products. In December 2004, we offered our Channoine® products on Shop NBC for the first time. A decision to invest in our company must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

•	strengthen awareness of our products;
•	respond to competitive developments;
•	continue to upgrade and expand our line of products; and
•	continue to attract, retain, and motivate our employees and independent distributors.

We cannot be certain that we will be able to successfully address each of these risks adequately.

We are a young company that has never been profitable.

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have retained an accumulated deficit of $7,491,327. We expect our operating losses and negative cash flows to continue into the future as we continue to incur significant expenses in marketing our products and establishing an inventory. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

The report on our financial statements from our independent auditors includes a qualification as to our ability to continue as a “going concern”.

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

The Convertible Notes which we sold in 2004 and 2005 to raise funds we required to grow the business, have resulted, and will likely continue to result in substantial dilution to our existing shareholders, as might any future convertible or derivative securities we may be required to issue to raise additional needed capital.

Between July and October 2004, we closed a sale of 12% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $3,000,000. Each of the Notes and the Warrants are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, and such conversion or exercise will result in substantial dilution to our existing investors. Through June 30, 2005, convertible notes payable with principal balance of $593,830 have been converted into 56,780,000 shares of our common stock.

On June 30, 2005, we closed a sale of 8% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $1,500,000. Similar to the 12% Convertible Notes discussed above, the Notes and Warrants underlying the 8% Convertible Notes are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, and such conversion or exercise will result in substantial dilution to our existing investors.

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

We are currently in default under our convertible note agreements; our authorized number of shares is not sufficient to meet the requirements of our loan covenants.

Under the terms of our convertible note agreements we are required to maintain registration for up to two times the number of shares underlying the conversion of outstanding convertible notes payable and the exercise of the warrants. Although we had sufficient shares registered to meet our covenants, the decline in our stock price has necessitated the registration of more shares to remain in compliance with our agreements. Because the issuance of a sufficient number of shares to meet these requirements would exceed the amount which we are authorized to issue under our Articles of Incorporation based on our current stock price, we will be seeking shareholder approval to increase the number of shares authorized under our Articles of Incorporation to 3,000,000,000 shares. We plan to file a proxy statement on or about the same time as this filing, to request the increased number of authorized shares adequate to register two times the number of shares that potentially could be issued from the conversion of both the 12% and 8% convertible notes outstanding and the stock purchase warrants. Although Management will recommend that our shareholders approve this amendment, there can be no assurance that the amendment will pass by a majority of our shareholders. Upon approval and execution of the amendment to our Articles of Incorporation, we will file a Registration Statement on Form SB-2 to register the shares underlying the 12% convertible notes and warrants that are necessary to be in full compliance with our loan covenants.

We continue to require additional funds to support our business operations.

We will require additional capital in order to implement our current business plan as contemplated in this report. Although we recently raised gross proceeds of $1,500,000 through the sale of 8% Callable Convertible Promissory Notes and Warrants, we may not be able to operate our business in the manner described in this report. Additional capital may also become necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

ITEM 3.     CONTROLS AND PROCEDURES

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOITE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated October 15, 2003 between the Registrant, FemOne, Inc. (California) and the Shareholders of FemOne, Inc. (California) (4)
3.1	Articles of Incorporation of New Paltz Capital Corp. dated March 14, 2000 (1)
3.2	Certificate of Amendment of Articles of Incorporation dated October 2, 2003 (3)
3.3	Amended and Restated Articles of Incorporation dated September 23, 2004 (8)
4.1	Form of Share Certificate (1)
10.1	Executive Employment Agreement dated June 1, 2002 between the Registrant and Ray W. Grimm, Jr. (7)
10.2	Executive Employment Agreement dated July 1, 2002 between the Registrant and Alfred Hanser (7)
10.3	Promissory Note dated May 1, 2002 between FemOne, Inc. and Ray W. Grimm, Jr. (7)
10.4	Promissory Note dated May 1, 2002 between FemOne, Inc. and Alfred Hanser (7)
10.5	Distribution Agreement dated February 8, 2002 between Alfred Hanser and Channoine Cosmetics AG Liechtenstein (7)
10.6	Distribution Sublicense Agreement dated May 1, 2002 between FemOne, Inc. and Alfred Hanser (7)
10.7	Distribution Agreement dated February 1, 2004 between the Registrant and Energy Transfer Corporation (7)
10.8	Securities Purchase Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.9	Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $216,000 entered into by the Registrant for the benefit of AJW Partners, LLC (7)
10.10	Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $396,000 entered into by the Registrant for the benefit of AJW Offshore, Ltd. (7)
10.11	Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $552,000 entered into by the Registrant for the benefit of AJW Qualified Partners, LLC (7)
10.12	Callable Secured Convertible Note dated July 23, 2004 for the principal amount of $36,000 entered into by the Registrant for the benefit of New Millennium Capital Partners II, LLC (7)
10.13	Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 648,000 shares of the Registrant’s common stock entered into by the Registrant for the benefit of AJW Partners, LLC (7)
10.14	Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 1,188,000 shares of the Registrant’s common stock entered into by the Registrant for the benefit of AJW Offshore Ltd (7)
10.15	Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 1,656,000 shares of the Registrant’s common stock entered into by the Registrant for the benefit of AJW Qualified Partners LLC (7)
10.16
Stock Purchase Warrant dated July 23, 2004 for the purchase of up to 108,000 shares of the Registrant’s common stock entered into by the Registrant for the benefit of New Millennium Capital Partners II, LLC (7)

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

10.21	Security Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.22	Distribution and Sublicense Agreement between Alfred Hanser and the Registrant (9)
10.23	Standard Industrial/Commercial Multi-Tenant Lease-Net Agreement between the Registrant and EGLL Development LLC(Filed herewith)

16.1	Letter on change in certifying accountant dated September 30, 2002 from Morgan & Company (2)
16.2	Letter on change in certifying accountant dated February 17, 2004 from Dohan & Company (5)
16.3	Letter on change in certifying accountant dated March 17, 2004 from Amisano Hanson, Chartered Accountants (6)
16.4	Letter on change in certifying accountant dated March 20, 2004 from Dohan & Company (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

______________________________
(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 15, 2004.
(9)	Filed as an exhibit to the Registrants Report on Form 10-KSB filed on April 4, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

Date: August 22, 2005

By:	/s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)