Form 10QSB/A
period 2005-06-30
FEM ONE INC
filed 2005-11-21
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 111,724,451 shares of $.001 par value common stock as of November 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [X]

EXPLANATORY NOTE

The registrant is amending its Form 10-QSB for the three and six months ended June 30, 2005 due to the following which are described in more detail in Note 3 to the financial statements:

•
To correct errors in the accounting records of the Company’s BIOPRO Australasia Pty., Ltd. subsidiary that were discovered subsequent to the filing with the commission of its original Form 10-QSB filing for that period on August 22, 2005.

•	To reclassify certain transactions associated with the Company’s convertible notes.

•	To update footnote disclosures and Management's Discussion and Analysis to reflect the "as restated" amounts.

With the exception of the foregoing, no other information in this Quarterly Report on Form 10-QSB for the period ended June 30, 2005 has been supplemented, edited or amended.

FemOne, Inc.

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

FemOne, Inc.
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited)

	As restated
	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalants	$1,289,666	$720,468
Accounts receivable,	194,905	261,888
Accounts receivable, related party	21,773	63,110
Inventory	588,230	370,958
Prepaid inventory	59,168	109,570
Prepaid interest - convertible notes	-	126,348
Prepaid expense related party	4,500	-
Prepaid and other current assets	44,170	37,069
Other current assets	14,715	-
Total current assets	2,217,127	1,689,411

Property and equipment, net	100,353	51,240

Other assets
Intangible assets	222,320	239,497
Deposits	13,701	5,393
Deferred debt issue costs	355,735	323,645
Total assets	$2,909,236	$2,309,186
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	423,691	$367,589
Accrued payroll and payroll related payables	161,838	71,532
Accrued commissions	233,688	129,392
Accrued interest	125,163	75,446
Deferred compensation and related payroll tax	60,456	76,011
Notes payable - related parties	1,284	86,828
Warrant derivative liability	858,890	-
Convertible notes payable, net	996,223	-
Total current liabilities	2,861,233	806,798
Long-term liabilities
Notes payable - related party	298,725	648,725

Convertible notes payable, net	-	473,336

Total liabilities	3,159,958	1,928,859

Minority interest in subsidiaries	97,730	43,523

Stockholders’ equity (deficit)
Common Stock, 500,000,000 and 150,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively, $0.001 par value, 77,444,451 and 32,501,773 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	77,446	32,503
Additional paid in capital	6,352,864	5,744,587
Comprehensive loss	(2,148)	-
Accumulated deficit	(6,776,614)	(5,440,286)
Total stockholders’ equity (deficit)	(348,452)	336,804
Total liabilities and stockholders’ equity	$2,909,236	$2,309,186

The accompanying notes are an integral part of these financial statements.

FemOne, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	As Restated 2005	2004	As Restated 2005	2004

REVENUES
Product sales	$1,796,627	$262,540	$3,549,256	$482,032
Cost of sales	423,189	75,923	869,497	132,227
GROSS PROFIT	1,373,438	186,617	2,679,759	349,805

EXPENSES
Order fulfillment costs	864,751	187,172	1,746,793	313,815
Sales and marketing	527,414	121,303	1,058,449	375,270
General and administrative	347,397	371,585	778,212	730,311
Total operating expenses	1,739,562	680,060	3,583,454	1,419,396
NET LOSS FROM OPERATIONS	(366,124)	(493,443)	(903,695)	(1,069,591)

OTHER INCOME (EXPENSES)
Interest expense on convertible debt financing	(453,510)	-	(1,148,279)	-
Interest and finance charges	(20,198)	(17,862)	(38,680)	(29,591)
Gain on warrant derivatives	801,323	-	801,323	-
Other income	6,341	-	7,210	-
Total other income (expenses)	333,956	(17,862)	(378,426)	(29,591)

LOSS BEFORE MINORITY INTEREST	(32,168)	(511,305)	(1,282,121)	(1,099,182)

MINORITY INTEREST	(15,913)	-	(54,207)	-

NET LOSS	$(48,081)	$(511,305)	$(1,336,328)	$(1,099,182)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.00)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic and Diluted	58,973,112	26,383,509	54,973,112	26,324,009

The accompanying notes are an integral part of these financial statements.

FemOne, Inc.
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2005 and 2004
(Unaudited)

	As restated 2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,336,328)	$(1,099,182)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31,058	13,762
Options issued as compensation	5,433	5,434
Stock-based compensation	-	505,887
Interest expense, amortization of debt discount and prepaid financing	1,223,602	-
Minority interest in subsidiaries	54,207	-
Gain on warrant derivatives	(801,323)	-
Comprehensive income	(2,148)	-
Change in operating assets and liabilities:		-
Decrease in accounts receivable	66,983	10,687
Decrease (increase) in accounts receivable - related party	41,337	(84,512)
Increase in inventory	(217,272)	-
Decrease (increase) in inventory deposits	50,402	(78,210)
Increase in prepaid expenses	(11,601)	-
Increase in deposits	(8,308)	-
Increase in other current assets	(14,715)	-
Increase in accounts payable and accrued liabilities	56,101	183,422
Increase in accrued interest	49,717	23,662
Increase in accrued payroll and payroll related expenses	90,306	71,851
Increase in accrued commissions	104,296	-
Increase in customer deposits - related party	-	9,156
Decrease in deferred compensation	-	125,180
Net cash used in operating activities	(618,253)	(312,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(62,993)	(1,833)
Net cash used in investing activities	(62,993)	(1,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,335,988	-
Proceeds from notes payable, related parties	-	333,114
Repayment of notes payable, related parties	(85,544)	(20,000)
Net cash provided by financing activities	1,250,444	313,114

Net increase (decrease) in cash	569,198	(1,582)
Cash and cash equivalents at beginning of the period	720,468	1,820
Cash and cash equivalents at end of the period	$1,289,666	$238

SUPPLEMENTAL DISCLOSURES
Interest Paid	-	$29,591

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of convertible notes payable	$399,030	-
Shares issued for payment of shareholder loans	$350,000	-
Shares issued for payment of deferred salaries	$15,555	-

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

FemOne, Inc. is a producer and distributor of various lines of cosmetics, skin care, nutritional and wellness products that are marketed to its customers through two marketing channels, direct sales in the United States and Australia and through its affiliate in Canada, and direct response television shopping. During 2004, the Company’s direct sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products that are designed to address the health hazards of electromagnetic frequencies. The Company sells three product lines through its FemOne division, nutritional and weight management products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd. to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the direct response television shopping channel. The Company owns 51% of SRA Marketing.

NOTE 2:    LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses for the six months ended June 30, 2005 and since inception totaling $1,336,328 and $6,776,614, respectively.

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

FemOne, Inc.
Notes to the Financial Statements

NOTE 3.	RESTATEMENT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

The Company is restating its financial statements for the three and six months ended June 30, 2005 due to the following:

BIOPRO AustralasiaSubsidiary:
The Company has identified errors, subsequent to the issuance of the Company's second quarter financial statements, in the financial statements of its subsidiary, BIOPRO Australasia Pty, Ltd.  The errors were discovered during a detail review of accounting records of the subsidiary following of the admission by a former member of its accounting department of the embezzlement of funds in the US Dollar equivalent amount of $14,715.  As of the date of this filing, the former employee has reimbursed BIOPRO Australasia approximately 50% of the amount, and BIOPRO Australasia is taking proactive steps to recover the balance due.

Warrants Issued in Connection with Convertible Notes Payable
Evaluation of criteria under Emerging Issue Task Force (“EITF”), Issue No. 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) at June 30, 2005, resulted in the determination that the warrants issued in connection with the 12% and 8% convertible note agreements should be reclassified as a derivative liability as of June 30, 2005. The warrants were originally valued using a Black Scholes model which resulted in total valuation of approximately $1,026,000 for the 9,000,000 warrants issued in prior periods and approximately $634,000 for the 44,000,000 warrants issued on June 30, 2005, and recorded as debt discount and additional paid in capital. Based on the determination at June 30, 2005, these amounts have been reclassified as a reduction of additional paid in capital and included as liabilities for warrant derivatives at June 30, 2005.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 337.10%, risk free interest rate of 4.01% and a remaining contractual life ranging from 4.20 to 5.00 years, the aggregate fair value of the warrant derivative liability at June 30, 2005 was determined to be $859,890. Based on this revaluation, the Company has recorded non-cash gains for the three and six months ended June 30, 2005 of $801,323 with a corresponding decrease in the warrant derivative liability at June 30, 2005.

12% Convertible Notes Payable:
Under the terms of the 12% Convertible Notes, the Company is in default at June 30, 2005 of provisions in the note agreements pending receipt of shareholder approval of an increase in the number of authorized shares (See Note 9). Accordingly, the entire net balance of the 12% convertible notes has been reclassified to a current liability at June 30, 2005.

The following table shows the net effect on revenues and expenses due to the restatement for the three months ended June 30, 2005.

	Three Months Ended June 30, 2005
	As Reported	As Restated	Net Effect of Restatement
REVENUES
Product sales	$1,867,076	$1,796,627	$(70,449)
Cost of sales	410,848	423,189	12,341

Gross Profit	1,456,228	1,373,438	(82,790)

EXPENSES
Order fulfilment costs	892,884	864,751	(28,133)
Sales and marketing costs	475,966	527,414	51,448
General and administrative	363,278	347,397	(15,881)

Total operating expenses	1,732,128	1,739,562	7,434

Other Income (expenses), net	(470,981)	(467,367)	3,614
Gain on warrant derviatives	-	801,323	801,323
Total other income (expenses)	(470,981)	333,956	804,937

LOSS BEFORE MINORITY INTEREST	(746,881)	(32,168)	714,713

Minority Interest	(15,913)	(15,913)	-

NET LOSS	$(762,794)	$(48,081)	$714,713

NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$0.01

The following table shows the net effect on revenues and expenses due to the restatement for the six months ended June 30, 2005.

	Six Months Ended June 30, 2005
	As Reported	As Restated	Net Effect of Restatement
REVENUES
Product sales	$3,619,705	$3,549,256	$(70,449)
Cost of sales	857,156	869,497	12,341

Gross Profit	2,762,549	2,679,759	(82,790)

EXPENSES
Order fulfilment costs	1,774,926	1,746,793	(28,133)
Sales and marketing costs	1,023,051	1,058,449	35,398
General and administrative	778,043	778,212	169

Total operating expenses	3,576,020	3,583,454	7,434

Other Income (Expenses), net	(1,183,363)	(1,179,749)	3,614
Gain on warrant derivatives	-	801,323	801,323
Total other income (expenses)	(1,183,363)	(378,426)	804,937

LOSS BEFORE MINORITY INTEREST	(1,996,834)	(1,282,121)	714,713

Minority Interest	(54,207)	(54,207)	-

NET LOSS	$(2,051,041)	$(1,336,328)	$714,713

NET LOSS PER COMMON SHARE	$(0.04)	$(0.02)	$-

Balance Sheet Reclassifications
The following table represents the net effects of the restatement on the Balance Sheet as of June 30, 2005:

	As Reported	As Restated	Net Effect of Restatement
ASSETS
Cash and cash equivalents	$1,302,190	$1,289,666	$(12,524)
Accounts receivable	190,048	194,905	4,857
Accounts receivable, related party	21,773	21,773	--
Inventory	658,475	588,230	(70,245)
Prepaid and other current assets	115,346	122,553	(7,207)
Property and equipment, net	105,500	100,353	(5,147)
Deposits	4,900	13,701	8,801
Intangible and other assets	578,055	578,055	--
Total Assets	$2,976,287	$2,909,236	$(67,051)

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities	$415,916	$423,691	$7,775
Accrued payroll tax and payroll related payables	166,943	161,838	(5,105)
Accrued commissions	214,651	233,688	19,037
Value of warrant derivatives	-	858,890	858,890
Accrued interest and other current liabilities	186,903	186,903	-
Notes payable, related party	298,725	298,725	-
Convertible notes payable, net	996,223	996,223	-
Total liabilities	2,279,361	3,159,958	880,597
Minority interest in subsidiaries	97,730	97,730	-
Stockholders' equity (deficit)	599,196	(348,452)	(947,648)
Total liabilities and stockholders' equity	$2,976,287	$2,909,236	$(67,051)

FemOne, Inc.
Notes to the Financial Statements

NOTE 4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s Proforma net loss and loss per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	As Restated 2005	2004	As Restated 2005	2004
Net Loss
As reported	$(48,081)	$(511,305)	$(1,336,328)	$(1,099,182)
SFAS No. 123 effect	(31,092)	(31,092)	(62,184)	(62,184)

Pro forma net loss	$(79,173)	$(542,397)	$(1,398,512)	$(1,161,366)

Loss per share
As reported	$(0.00)	$(0.02)	$(0.02)	$(0.04)
Pro forma	$(0.00)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares outstanding - basic and diluted	58,973,112	26,383,509	54,973,112	26,324,009

FemOne, Inc.
Notes to the Financial Statements

 NOTE 4:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 5.    RELATED PARTY TRANSACTIONS

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

FemOne, Inc.
Notes to the Financial Statements

NOTE 5.    RELATED PARTY TRANSACTIONS (continued)

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

NOTE 6:    CONVERTIBLE NOTES PAYABLE

As of June 30, 2005 and December 31, 2004, convertible notes payable were as follows:

	June 30, 2005	December 31, 2004
Convertible notes payable	$3,906,170	$2,805,200
Discount on convertible notes	(2,909,947)	(2,331,864)
Convertible notes payable, net	$996,223	$473,336

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

FemOne, Inc.
Notes to the Financial Statements

The Company determined the fair value of the warrants issued in connection with the 8% Notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $634,306. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. At June 30, 2005, the remaining debt discount balance attributable to the warrants was $634,306.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $865,694 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. At June 30, 2005, the remaining debt discount balance attributable to the beneficial conversion feature was $865,694.

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

NOTE 8:     COMMON STOCK

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

NOTE 9:     SHARES RESERVED FOR ISSUANCE

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

As of the date of this report, the shares reserved for issuance to the holders of the 8% Notes and the 12% Notes exceeds the number of shares authorized in the Company’s Articles of Incorporation, as amended. The Company will be filing a Proxy Statement on or about the same time this report is filed to request shareholder approval of an amendment to its Articles of Incorporation to increase the authorized number of shares an amount sufficient to be adequate to cover two times the number of shares underlying the 8% Notes and the 12% Notes and the respective warrants issued therewith as dictated by the applicable convertible note agreements entered into by the Company.

FemOne, Inc.
Notes to the Financial Statements

NOTE 10:     WARRANTS

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

NOTE 11:     BUSINESS SEGMENTS

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

Revenues, expenditures and net profit (loss) from the Company’s business segments for the three and six months ended June 30, 2005 and 2004 are shown below:

	Three Months Ended
	June 30,
	As Restated 2005	2004
Revenues:
Direct sales	$1,664,976	$262,540
Direct response	131,651	-
Consolidated revenues	1,796,627	262,540

Expenditures
Direct sales	1,724,395	384,398
Direct response	90,959
Other corporate expenses	29,354	389,447
Consolidated Expenditures	1,844,708	773,845

Net profit (loss):
Direct sales	(59,419)	(121,858)
Direct response	40,692	-
Net loss from other corporate expenses	(29,354)	(389,447)
Consolidated net loss	$(48,081)	$(511,305)

Included in direct sales revenues and expenditures are sales and cost of sales for inventory sold to the Company’s affiliate FemOne/BIOPRO Canada in the amount of $30,648 and $14,375, respectively.

FemOne, Inc.
Notes to the Financial Statements

	Six Months Ended
	June 30,
	As Restated 2005	2004
Revenues:
Direct sales	$3,135,192	$482,032
Direct response	414,064	-
Consolidated revenues	3,549,256	482,032

Expenditures
Direct sales	4,182,941	821,312
Direct response	293,121	-
Other corporate expenses	409,522	759,902
Consolidated Expenditures	4,885,584	1,581,214

Net profit (loss):
Direct sales	(1,047,749)	(339,280)
Direct response	120,943	-
Net loss from other corporate expenses	(409,522)	(759,902)
Consolidated net loss	$(1,336,328)	$(1,099,182)

Included in direct sales revenues and expenses are sales and cost of sales for inventory sold to the Company’s affiliate FemOne/BIOPRO Canada in the amount of $77,828 and $28,267, respectively.

Identifiable assets and liabilities as of June 30, 2005 and December 31, 2004 directly attributable to the Company’s two primary business segments are below:

	As Restated June 30, 2005	December 31, 2004
ASSETS
Direct sales	$2,678,432	$1,652,965
Direct response	230,804	264,397
Total identifiable assets	$2,909,236	$1,917,362

LIABILITIES
Direct sales	$1,263,594	$1,184,390
Direct response	31,354	177,731
Total identifiable liabilities	$1,294,948	$1,362,121

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

Products and Distribution

Overview

We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with a new generation of wellness solutions. We sell our products primarily though Direct Sales through two divisions, BIOPRO and FemOne, as described below, and we also sell our Channoine Cosmetic products through the Direct Response Television Shopping Network:

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

RESULTS OF OPERATIONS for the three months ended June 30, 2005 and 2004

REVENUES
Revenues	As Restated Three months ended June 30, 2005	Three months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$1,581,791	$166,129	$1,415,662
FemOne	52,537	82,036	(29,499)
Total revenues from direct sales	1,634,328	248,165	1,386,163
Direct Response-SRA Marketing	131,651	-	131,651
Product sales to affiliate	30,648	14,375	16,273
Total Revenues	$1,796,627	$262,540	$1,534,087

Net Sales for the three months ended June 30, 2005 increased to $1,796,627 from $262,540 for the three months ended June 30, 2004. The increase in net sales of $1,534,087, or approximately 584% over 2004, is primarily due to a net increase in revenue from Direct Sales of BIOPRO products of $1,415,662 over 2004. Also contributing to the increase over prior year are revenues of $131,651 from our subsidiary SRA Marketing. Included in net sales for the three months ended June 30, 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $30,648 and $14,375, respectively, representing a pass-through of inventories at cost.

COST OF SALES
Cost of Sales	As Restated Three months ended June 30, 2005	Three months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$292,436	$38,979	$253,457
FemOne	43,674	22,569	21,105
Total cost of sales from direct sales	336,110	61,548	274,562
Direct Response-SRA Marketing	56,431	-	56,431
Cost of products sold to affiliate	30,648	14,375	16,273
Total cost of sales	$423,189	$75,923	$347,266

Cost of sales for the three months ended June 30, 2005 increased to $423,189 from $75,923 for the three months ended June 30, 2004. The overall increase in cost of sales of approximately 457% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing.

GROSS PROFITS
Overall gross profits for the three months ended June 30, 2005 increased to $1,373,438 from $186,617 for the three months ended June 30, 2004. The increase in gross profits of approximately 636% is directly attributable to the overall increase in net sales in 2005 and increases in gross margins is primarily due to increased profits from Direct Sales of approximately 596% attributed to the growth in our BIOPRO Technology division in the U.S., Australia and New Zealand. Also contributing to the increase in gross profits during the 2005 period are gross profits from Direct Response of approximately $75,219 from our subsidiary SRA Marketing.

OPERATING EXPENSES
Total operating expenses for the three months ended June 30, 2005 increased to $1,739,562 from $680,060 for the three months ended June 30, 2004. The increase in expenses of approximately 156% over the prior year resulted from increases in Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses, as discussed below:

Order Fulfillment Costs
Order fulfillment costs for the three months ended June 30, 2005 increased to $864,751 from $187,172 for the three months ended June 30, 2004. This increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 85% of total order fulfillment costs.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2005 increased to $527,414 from $121,303 for the three months ended June 30, 2004. The increase of approximately 335% in the 2005 quarter is due primarily to our expanded international operations in Australia, expenses associated with introducing our BIOPRODUCE product in June 2005 and increased expenses for publication and printed material and marketing collateral.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2005 decreased to $347,397 from $371,585 for the three months ended June 30, 2004. The decrease of 7% from the prior year is primarily due to higher non-cash investor relations activities compared to the prior period in the amount of $146,981. Partially offsetting the overall decrease are higher costs of wages and benefits for our new employees.

Other Income and Expense
Net other income and expense for the three months ended June 30, 2005 decreased to a gain of $333,956 from a loss of $17,862 for the three months ended June 30, 2004. The decrease in other expenses in the 2005 three months is attributable to the non-cash gain on the valuation of warrant derivatives of $801,323, partially offset by non-cash interest expense totalling $453,510, resulting from the amortization of debt discount and financing expenses and interest expense of $58,225 resulting from the convertible debt financings.

       Gain on warrant derivatives for the three and six month periods ended June 30, 2005 of $801,323 is ude to the revaluation of our outstanding warrant derivatives liability. This is a non-cash gain recorded to re-value the warrant derivative liability based on the fair value of the warrants as of the balance sheet date. The gain realized on all outstanding warrants during the three and six month periods is due to the overall decrease in our stock price.

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

NET LOSS
Net loss for the three months ended year June 30, 2005 decreased to $48,081 from $511,305 from the three months ended June 30, 2004. The decrease in net loss of approximately 94% from 2004 is due primarily to the increase in expenses during the 2005 period and was partially offset by the increase in gross profits generated during the same period, both of which are described above.

RESULTS OF OPERATIONS for the six months ended June 30, 2005 and 2004

REVENUES
Revenues	As Restated Six months ended June 30, 2005	Six months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$2,973,473	$244,512	$2,728,959
FemOne	83,891	209,253	(125,362)
Total revenues from direct sales	3,057,364	453,765	2,603,599
Direct Response-SRA Marketing	414,064	-	414,064
Product sales to affiliate	77,828	28,267	49,561
Total Revenues	$3,549,256	$482,032	$3,067,224

Net Sales for the six months ended June 30, 2005 increased to $3,549,256 from $482,032 for the six months ended June 30, 2004. The increase in net sales of $3,067,222, or approximately 636% over 2004, is primarily due to a net increase in revenue from Direct Sales of $2,603,597 over 2004. Also contributing to the increase over prior year are revenues of $414,064 from our subsidiary SRA Marketing. Included in net sales for the three months ended June 30, 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $77,828 and $28,267, respectively, representing a pass-through of inventories at cost.

COST OF SALES
Cost of Sales	As Restated Six months ended June 30, 2005	Six months ended June 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$519,857	$61,088	$458,769
FemOne	47,345	42,872	4,473
Total cost of sales from direct sales	567,202	103,960	463,242
Direct Response-SRA Marketing	224,467	-	224,467
Cost of products sold to affiliate	77,828	28,267	49,561
Total cost of sales	$869,497	$132,227	$737,270

Cost of sales for the six months ended June 30, 2005 increased to $869,497 from $132,227 for the six months ended June 30, 2004. The overall increase in cost of sales of approximately 558% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing.

GROSS PROFITS
Overall gross profits for the six months ended June 30, 2005 increased to $2,679,757 from $349,805 for the six months ended June 30, 2004. The increase in gross profits of approximately 666% is directly attributable to the overall increase in net sales in 2005 and increases in gross margins is primarily due to increased profits from Direct Sales of approximately 612% attributed to the growth in our BIOPRO Technology division in the U.S., Australia and New Zealand. Also contributing to the increase in gross profits during the 2005 period are gross profits from Direct Response of approximately $189,597 from our subsidiary SRA Marketing.

OPERATING EXPENSES
Total operating expenses for the six months ended June 30, 2005 increased to $3,583,454 from $1,419,396 for the six months ended June 30, 2004. The increase in expenses of approximately 152% over the prior year resulted from increases in Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses, as discussed below:

Order Fulfillment Costs
Order fulfillment costs for the six months ended June 30, 2005 increased to $1,746,793 from $313,815 for the six months ended June 30, 2004. This increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 85% of total order fulfillment costs.

Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2005 increased to $1,058,449 from $375,270 for the six months ended June 30, 2004. The increase of approximately 182% in the first quarter of 2005 is due primarily to our official launch of BIOPRO Technology in the United States and Australia, including expenses of product introduction and promotional events, video production, publication, travel and printed material.

Included in total sales and marketing expenses for the six months ended June 30, 2004 are non-cash expenses of $139,599 attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2005 increased to $778,212 from $730,311 for the six months ended June 30, 2004. The increase in expenses of approximately 7% over the prior year, are due primarily increased costs of wages and benefits for our new employees, and higher costs for legal and accounting services. Partially offsetting the overall increase in expenses period ending June 30, 2005, is a decrease in non-cash investor relations expenses of approximately $40,000 compared to the prior period.

Other Income and Expense
Net other income and expense for the six months ended June 30, 2005 increased to of $378,426 from $29,591 for the six months ended June 30, 2004. This increase in other expenses is attributable primarily to non-cash interest expense totaling $1,223,602, resulting from amortization of debt discount, financing expenses and interest expense resulting from the convertible debt financing during the 2004 period, partially offsetting the overall increase in other expenses is a gain on warrant derivatives of $801,323 due to the revaluation of warrants at June 30, 2005 as discussed below.

Gain on warrant derivatives for the three and six month periods ended June 30, 2005 of $801,323 is ude to the revaluation of our outstanding warrant derivatives liability. This is a non-cash gain recorded to re-value the warrant derivative liability based on the fair value of the warrants as of the balance sheet date. The gain realized on all outstanding warrants during the three and six month periods is due to the overall decrease in our stock price.

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

NET LOSS
Net loss for the six months ended June 30, 2005 increased to $1,336,328 from $1,099,182 from the six months ended June 30, 2004. The increase in net loss of approximately 94% from 2004 is due primarily to the increase in expenses during the 2005 period and was partially offset by the increase in gross profits generated during the same period, both of which are described above.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2005, we had cash reserves of $1,289,666. At June 30, 2005, our current liabilities exceeded our current assets by $644,106, due to the recording of warrant derivatives valued at $858,890 and classification of our convertible note obligations as a current liability.  On June 30, 2005, we closed a financing where we raised net proceeds of approximately $1,336,000 from the sale of 8% convertible notes and warrants. We plan to use this funding to grow and expand our international business and fund our continued operations. Although, at this time, we do not anticipate the need to raise additional funds during 2005, we may need to raise additional funds in early 2006 to adequate working capital for FemOne to continue to operate and pursue our expansion and marketing plans. The ability for FemOne to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to raise funds through contemplated sales of our equity securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources. Management’s plans to obtain such resources for FemOne include (1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to fund continuing operating working capital requirements and increase marketing efforts of all the Company’s product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. In addition, our majority stockholders have committed to fund our expected shortfalls, if necessary, for a certain period to attain our goals. This has been demonstrated in the past as evidenced by stockholder notes and deferred salaries described in the footnotes to audited financial statements contained elsewhere in this report.

During the six months ended June 30, 2005 and 2004, the Company’s cash activities were as follows:

	As Restated 2005	2004
Cash used for operating activities	(618,253)	(312,863)
Cash used for capital acquisitions	(62,993)	(1,833)
Cash provided by financing activities	1,250,444	313,114
Net increase (decrease) in cash	569,198	(1,582)

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

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have retained an accumulated deficit of $6,776,614. We expect our operating losses and negative cash flows to continue into the future as we continue to incur significant expenses in marketing our products and establishing an inventory. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

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

Under the terms of our convertible note agreements we are required to maintain registration for up to two times the number of shares underlying the conversion of outstanding convertible notes payable and the exercise of the warrants. Although we had sufficient shares registered to meet our covenants, the decline in our stock price has necessitated the registration of more shares to remain in compliance with our agreements. Because the issuance of a sufficient number of shares to meet these requirements would exceed the amount which we are authorized to issue under our Articles of Incorporation based on our current stock price, we will be seeking shareholder approval to increase the number of shares authorized under our Articles of Incorporation to 3,000,000,000 shares. We plan to file a proxy statement on or about the same time as this filing to request the increased number of authorized shares adequate to register two times the number of shares that potentially could be issued from the conversion of both the 12% and 8% convertible notes outstanding and the stock purchase warrants. Although Management will recommend that our shareholders approve this amendment, there can be no assurance that the amendment will pass by a majority of our shareholders. Upon approval and execution of the amendment to our Articles of Incorporation, we will file a Registration Statement on Form SB-2 to register the shares underlying the 12% convertible notes and warrants that are necessary to be in full compliance with our loan covenants. On November 18, 2005, we received comments from the Securities and Exchange Commission on this filing. The Company is preparing its response to those comments.

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

Date: November 21, 2005

By:	/s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)