Form 10QSB
period 2005-09-30
FEM ONE INC
filed 2005-11-21
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended : SEPTEMBER 30, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 111,724,451 shares of $.001 par value common stock as of November 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FemOne, Inc.

FemOne, Inc.
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$796,296	$720,468
Accounts receivable,	197,027	261,888
Accounts receivable, related party	31,075	63,110
Inventory	774,255	370,958
Prepaid inventory	33,820	109,570
Prepaid interest - convertible notes	–	126,348
Prepaid expenses and other current assets	127,449	37,069
Total current assets	1,959,922	1,689,411

Property and equipment, net	157,049	51,240

Other assets
Intangible assets	217,234	239,497
Deposits	36,571	5,393
Deferred debt issue costs	287,316	323,645
Total assets	$2,658,092	$2,309,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	578,640	$367,589
Accrued payroll and payroll related payables	215,040	71,532
Accrued commissions	289,306	129,392
Accrued interest	235,352	75,446
Deferred compensation and related payroll tax	57,190	76,011
Deferred rent	28,987	–
Notes payable - related parties	1,284	86,828
Convertible notes payable, net	1,282,374	–
Warrant derivative liability	657,509	–
Total current liabilities	3,345,682	806,798
Long-term liabilities
Notes payable - related party	298,725	648,725
Convertible notes payable, net	–	473,336

Total liabilities	3,644,407	1,928,859

Minority interest in subsidiaries	49,523	43,523

Stockholders’ equity (deficit)
Common Stock, 500,000,000 and 150,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively, $0.001 par value, 111,724,451 and 32,501,773 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	111,726	32,503
Additional paid in capital	6,519,303	5,744,587
Accumulated deficit	(7,655,827)	(5,440,286)
Comprehensive loss	(11,040)	–
Total stockholders’ equity (deficit)	(1,035,838)	336,804
Total liabilities and stockholders’ equity (deficit)	$2,658,092	$2,309,186

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES
Product sales	$2,035,035	$475,357	$5,584,291	$957,389
Cost of sales	300,269	111,023	1,169,766	243,250
GROSS PROFIT	1,734,766	364,334	4,414,525	714,139

EXPENSES
Order fulfillment costs	1,067,299	350,276	2,814,092	664,090
Sales and marketing	555,361	169,780	1,613,810	545,050
General and administrative	586,128	280,142	1,364,340	1,010,453
Total operating expenses	2,208,788	800,198	5,792,242	2,219,593
NET LOSS FROM OPERATIONS	(474,022)	(435,864)	(1,377,717)	(1,505,454)

OTHER INCOME (EXPENSES)
Interest expense on convertible debt financing	(651,669)	(117,226)	(1,799,948)	(117,226)
Interest and finance charges	(8,365)	(47,568)	(47,045)	(77,159)
Gain on warrant derivatives	201,381	–	1,002,704	–
Other income	5,255	–	12,465	–
Total other income (expenses)	(453,398)	(164,794)	(831,824)	(194,385)

LOSS BEFORE MINORITY INTEREST	(927,420)	(600,658)	(2,209,541)	(1,699,839)

MINORITY INTEREST	48,207	–	(6,000)	–
NET LOSS	$(879,213)	$(600,658)	$(2,215,541)	$(1,699,839)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic and Diluted	94,584,451	26,374,009	72,113,112	26,559,009

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,215,541)	$(1,699,839)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46,191	20,824
Options issued as compensation	11,216	11,213
Stock-based compensation	-	537,133
Interest expense - amortization of debt discount	1,799,948	88,297
Minority interest in subsidiaries	6,000	–
Payment of deferred salaries through issuance of stock	(3,265)	–
Gain on warrant derivatives	(1,002,704)	–
Comprehensive income	(11,040)	–
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	64,861	(26,963)
Decrease in accounts receivable - related party	32,035	–
Increase in inventory	(403,297)	(138,204)
Decrease in inventory deposits	75,750	–
Increase in prepaid expenses	(90,380)	(91,320)
Decrease in deposits	(31,178)	–
Increase (decrease) in accounts payable and accrued liabilities	211,051	(41,615)
Increase in accrued interest	133,065	36,514
Increase in accrued payroll and payroll related expenses	143,508	144,310
Increase in accrued commissions	159,914	–
Increase in deferred rent	28,987	–
Decrease in deferred compensation	–	(133,058)
Net cash used in operating activities	(1,044,879)	(1,292,708)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(129,737)	(4,719)
Purchase of intellectual property	–	(25,000)
Net cash used in investing activities	(129,737)	(29,719)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,335,988	1,597,600
Proceeds from notes payable, related parties	–	321,821
Repayment of notes payable, related parties	(85,544)	(23,948)
Net cash provided by financing activities	1,250,444	1,895,473

Net increase in cash	75,828	573,046
Cash and cash equivalents at beginning of the period	720,468	1,820
Cash and cash equivalents at end of the period	$796,296	$574,866
SUPPLEMENTAL DISCLOSURES
Interest Paid	–	199,765

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for conversion of convertible notes payable	$610,729	$–
Shares issued for payment of shareholder loans	$350,000	$–
Shares issued for payment of deferred salaries	$15,555	$–

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Notes to the Financial Statements

NOTE 1:	ORGANIZATION AND BUSINESS COMBINATION

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

FemOne, Inc. is a producer and distributor of various lines of cosmetics, skin care, nutritional and wellness products that are marketed to its customers through two marketing channels, direct sales and direct response television shopping. The Company’s Direct Sales are through two divisions, BIOPRO Technology with direct sales in the United States, Australia, New Zealand, Philippines and through our affiliate in Canada, and FemOne with direct sales in the United States and through our affiliate in Canada, further described below. The Company’s Direct Response marketing channel was launched in December 2004 through the formation of the Company’s subsidiary SRA Marketing, Inc. SRA Marketing was formed to manage the Company’s sales and marketing efforts using the direct response television shopping channel. The Company owns 51% of SRA Marketing.

Direct Sales

BIOPRO Technology
In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of bioenergetic products designed to address the health hazards of electromagnetic frequencies. In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd. to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In August 2004, the Company formed its subsidiary BIOPRO Asia, Inc. to distribute BIOPRO Technology products in the Philippines. On October 1, 2005, BIOPRO Asia began its operations. The Company owns 100% of BIOPRO Asia.

FemOne
The Company sells three product lines through its FemOne division, nutritional and weight management products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS).

NOTE 2:	LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses for the nine months ended September 30, 2005 and since inception totaling $2,215,541 and $7,655,827, respectively.

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

FemOne, Inc.
Notes to the Financial Statements

NOTE 2:	LIQUIDITY AND GOING CONCERN (continued)

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

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, financial statements included herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. However, in the opinion of management, the accompanying financial statements and notes thereto include all adjustments and disclosures necessary for the fair presentation of the financial statements. The balance sheet as of December 31, 2004, was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB/A for the year ended December 31, 2004.

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

SFAS No. 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company’s stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: divided yield of zero percent, risk-free interest rate of 3.29%, expected life of five years, and expected volatility of 337%. No stock options were granted during 2004 or during the nine months ended September 30, 2005.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s Proforma net loss and loss per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

FemOne, Inc.
Notes to the Financial Statements

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Loss
As reported	$(879,213)	$(600,658)	$(2,215,541)	$(1,699,839)
SFAS No. 123 effect	(31,092)	(31,092)	(93,276)	(93,276)
Pro forma net loss	$(910,305)	$(631,750)	$(2,308,817)	$(1,793,115)

Loss per share
As reported	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.07)
Weighted average shares outstanding - basic and diluted	92,584,451	26,374,009	72,113,112	26,559,009

The following table summarizes information related to stock options outstanding at September 30 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share

$0.05	1,553,385	7.30	$0.05	1,108,903	$0.05
$0.50-$0.65	939,521	8.00	$0.58	612,083	$0.50
	2,492,906			1,720,986

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

Notes Payable
The Company has Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser, both of whom are executive officers of the Company. Such notes accrue interest at a rate of 8% per annum. As of September 30, 2005, the Company’s obligations to Mr. Grimm and Mr. Hanser for the principal due on these stockholder loans were $298,725 and $1,284, respectively. As of September 30, 2005, the Company’s obligation for accrued interest on these loans payable to Mr. Grimm and Mr. Hanser were $104,891 and $1,724, respectively. Interest expense incurred on these notes for the three months ended September 30, 2005 and 2004, was $8,025 and $14,213, respectively. Interest expense incurred on these notes for the nine months ended September 30, 2005 and 2004 was $31,208 and $36,464, respectively.

On October 1, 2005, Mr. Grimm assigned 50% of the principal and accrued interest on his promissory note to Mr. Hanser. Following this assignment, the Company’s obligation on these loans payable to Mr. Grimm and Mr. Hanser were principal amounts of $149,358 and $150,642, respectively, and accrued interest of $52,446 and $54,129, respectively.

Deferred Compensation
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of September 30, 2005, Mr. Grimm and Mr. Hanser had deferred salaries due of $39,516 and $13,610, respectively. Included in deferred compensation at September 30, 2005 is $4,065 of accrued payroll taxes due on the related compensation.

FemOne/BIOPRO Canada
In July 2002, the Company assigned the Canadian distribution rights to all of the Company’s US Products in exchange for 38.75% ownership in FemOne/BIOPRO Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was further amended in December 2004 increasing the Company’s ownership to 38.75%. For the three months ended September 30, 2005 and 2004, the Company recorded sales to Canada for their inventory purchases of $33,822 and $7,551, respectively. For the nine months ended September 30, 2005 and 2004, the Company recorded sales to Canada for their inventory purchases of $111,650 and $35,818, respectively.

In August 2004, FemOne/BIOPRO Canada formed a division to market certain of their licensed products through the direct response television marketing channel in Canada. We provided assistance in the form of a shareholder loan in the amount of $35,646 to FemOne/BIOPRO Canada for inventory purchases. During 2005, this loan was paid in full and as of September 30, 2005 there was no further obligation from FemOne/BIOPRO Canada to the Company with respect to this obligation.

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

Family Relationship
Since November 2003, certain members of Mr. Grimm’s family participated as independent sales representatives of the Company. During the three months ended September 30, 2005 and 2004, commissions totaling $58,003 and

FemOne, Inc.
Notes to the Financial Statements

NOTE 4.	RELATED PARTY TRANSACTIONS (continued)

$23,165, were paid to such family members, respectively. During the nine months ended September 30, 2005 and 2004, commissions paid to the family members totaled $146,658 and $64,627, respectively.

NOTE 5:	CONVERTIBLE NOTES PAYABLE

As of September 30, 2005 and December31, 2004, convertible notes payable, net was comprised of the following:

	September 30, 2005	December 31, 2004
8% Convertible Notes
Convertible notes payable	$1,500,000	$–
Discount on convertible notes	(1,375,000)	–
Convertible notes payable ,net	$125,000	$–

12% Convertible Notes:
Convertible notes payable	$2,194,470	$2,805,200
Discount on convertible notes	(1,037,096)	(2,331,864)
Convertible notes payable, net	$1,157,374	$473,336
Total	$1,282,374	$473,336

At September 30, 2005 the Company is in default on both the 8% and 12% convertible note agreements pending receipt of shareholder approval for an increase in the number of authorized shares of the Company’s common stock (See Note 14). Accordingly, the convertible notes payable, net balance of $1,282,374 at September 30, 2005 which is comprised of aggregate outstanding principal and debt discount balances at September 30, 2005 of $3,694,470 and $2,412,096, respectively, has been reclassified as a current liability.

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

The Company determined the fair value of the warrants issued in connection with the 8% Notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $634,306. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. During the three and nine months ended September 30, 2005 the Company recorded interest expense of $52,859, resulting from the debt discount amortization.

FemOne, Inc.
Notes to the Financial Statements

NOTE 5:	CONVERTIBLE NOTES PAYABLE (continued)

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $865,694 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three and nine months ended September 30, 2005, the Company recorded interest expense of $72,141 resulting from the amortization of the beneficial conversion feature.

At September 30, 2005, the remaining debt discount balance attributable to the warrants and beneficial conversion feature were $581,447 and $793,553, respectively, and the outstanding principal balance on the 8% Notes was $1,500,000.

12% Convertible Notes and Warrants
Between July and October 2004, the Company received gross proceeds of $3,000,000 from the sale of 12% Callable Secured Convertible Notes (the “12% Notes”) and Warrants (the “Warrants”).

The Company has recorded prepaid interest and prepaid financing costs related to the $3,000,000 of 12% Notes totaling $240,000 and $429,899, respectively. As of September 30, 2005, $240,000 of prepaid interest has been expensed and $290,779 of prepaid financing costs has been expensed. The balance of unamortized prepaid financing costs will be expensed over the life of the notes or applied towards the pro-rata portion of the principal with each conversion into common stock.

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

The Company determined the fair value of the warrants issued in connection with the 12% Notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $1,025,907. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. During the three and nine months ended September 30, 2005, the Company had recorded interest expense of $125,423 and $456,184, respectively, resulting from the debt discount amortization.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $1,974,093 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the three and nine months ended September 30, 2005 the Company had recorded interest expense of $232,384 and $814,538, respectively, resulting from the debt discount amortization.

The aggregate total of the debt discount of the warrants and the effective conversion price of the notes is $3,000,000. In our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended and our subsequent Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, we reported the original allocation between the fair value of the warrant and the effective conversion price as $1,574,464 and $1,425,536, respectively.

FemOne, Inc.
Notes to the Financial Statements

NOTE 5:	CONVERTIBLE NOTES PAYABLE (continued)

During the quarter ended June 30, 2005, we have made an adjustment to this allocation between the two calculations to the respective amounts. This re-allocation had no effect on either the previously reported total debt discount or expenses related to the amortization of the debt discount.

From October 2004 through September 30, 2004, the holders of the 12% Notes have converted an aggregate principal amount of $805,521 into 71,080,000 shares of the Company’s common stock. Between January 1, 2005 and September 30, 2005, 66,080,000 of these shares were issued for the conversion of $610,730 of principal.

At September 30, 2005, the remaining debt discount balances attributable to the warrants and beneficial conversion feature were $293,335 and $743,761, respectively, and the outstanding principal balance on the 12% Notes was $2,194,470.

NOTE 6:	DERIVATIVE LIABILITIES

Evaluation of criteria under Emerging Issue Task Force (“EITF”), Issue No. 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) at June 30, 2005, resulted in the determination that the warrants issued in connection with the 12% and 8% convertible note agreements should be reclassified as a derivative liability as of June 30, 2005. The warrants were originally valued using a Black Scholes model which resulted in total valuation of approximately $1,026,000 for the 9,000,000 warrants issued in prior periods and approximately $634,000 for the 44,000,000 warrants issued on June 30, 2005, and recorded as debt discount and additional paid in capital. Based on the determination at June 30, 2005, these amounts were reclassified as a reduction of additional paid in capital and included as warrant derivative liability at June 30, 2005.

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 234.10%, risk free interest rate of 4.01% and a remaining contractual life ranging from 4.00 to 4.75 years, the aggregate fair value of the warrant derivative liability at September 30, 2005 was determined to be $657,509. Based on this revaluation, the Company has recorded non-cash gains for the three and nine months ended September 30, 2005 of $201,381 and $1,002,704, respectively, with a corresponding decrease in the warrant derivative liability with at the time of the revaluation.

NOTE 7:	DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad California. The lease agreement allows for two months free rent for the second and third months of the lease. The lease further allows for increases in the monthly payments annually during the term of the lease. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. The lease allowed for four months free rent for the initial four months of the lease. At September 30, 2005, the Company had recorded deferred rent related to these agreements in the amount of $28,987.

NOTE 8:	MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company’s subsidiaries, SRA Marketing and BIOPRO Australasia. At September 30, 2005, minority interest in the equity of the subsidiaries is $49,523 and for the three and nine months ended September 30, 2005, the Company recorded a gain and expenses related to the minority interests in subsidiaries of $48,207and $6,000, respectively.

NOTE 9:	COMMON STOCK

Between January 1, 2005 and September 30, 2005, the Company issued 71,080,000 shares of common stock from the conversion of $610,730 in principal on the 12% Notes.

On April 15, 2005, the Company issued 7,575,758 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $250,000.

FemOne, Inc.
Notes to the Financial Statements

NOTE 9:	COMMON STOCK (continued)

On April 22, 2005, the Company issued 566,920 shares of common stock to Alfred Hanser as payment of deferred salaries in the amount of $15,555.

On May 13, 2005, the Company issued 5,000,000 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $100,000.

NOTE 10:	SHARES RESERVED FOR ISSUANCE

At September 30, 2005 and December 31, 2004, the Company has reserved shares of common stock for issuance as shown below:

	2005	2004

Shares reserved as compensation	448,513	448,513
Shares underlying warrants	53,250,000	10,250,000
Shares underlying convertible debt	738,894,000	112,208,000
Shares underlying stock option plan	2,492,906	2,492,906
	795,085,419	125,399,419

In connection with shares reserved for issuance as compensation, the Company recorded compensation expense and additional paid in capital during 2004 of $139,599 related to an agreement with Steven Page, president of FemOne Canada in consideration for his role related to business development and marketing.

Shares reserved for issuance underlying convertible debt, assume conversion of $3,694,470 of notes outstanding at September 30, 2005 at the approximate conversion price as of September 30, 2005 of $0.005 per share.

As of the date of this report, the shares reserved for issuance to the holders of the 8% Notes and the 12% Notes exceeds the number of shares authorized in the Company’s Articles of Incorporation, as amended. The Company has filed a Preliminary Proxy Statement on Schedule 14A with the Securities and Exchange Commission that includes a proposal to amend its Articles of Incorporation to increase the number of authorized shares, and is currently preparing an amendment to the Proxy Statement based on comments received from the Securities and Exchange Commission on November 18, 2005.

NOTE 11:	WARRANTS

Common Stock Warrants
The table below summarizes information about the Company’s outstanding warrants as of September 30, 2005:

Exercise Prices	Outstanding and Exercisable	Remaining Life in Months
$0.25	44,000,000	57
$0.37	9,000,000	46
$0.50	250,000	47
	53,250,000

FemOne, Inc.
Notes to the Financial Statements

NOTE 12:	BUSINESS SEGMENTS

During the three and nine months ended September 30, 2005, the Company operated in two reportable business segments, direct sales and direct response television marketing. Within the direct sales segment, the Company tracks a secondary segment for domestic and international operations. During the three and nine months ended September 30, 2004, the Company operated in only one reportable segment, direct sales. Each of the Company’s segments is individually managed and have separate financial results reviewed by the Company’s chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets.

Revenues, expenditures and net profit (loss) from the Company’s business segments for the three and nine months ended September 30, 2005 and 2004 are shown below:

	Three Months ended September 30
	2005	2004
Revenues:
Direct sales	$2,006,581	$475,357
Direct response	28,454	–
Consolidated revenues	2,035,035	475,357

Expenditures
Direct sales	1,827,237	631,079
Direct response	95,692	–
Other corporate expenses	991,319	444,936
Consolidated expenditures	2,914,248	1,076,015

Net profit (loss):
Direct sales	179,344	(155,722)
Direct response	(67,238)	–
Net loss from other corporate expenses	(991,319)	(444,936)
Consolidated net loss	$(879,213)	$(600,658)

Included in direct sales revenues and expenditures are sales and cost of sales for inventory sold to the Company’s affiliate FemOne/BIOPRO Canada in the amount of $33,822 and $7,551, respectively.

	Nine Months Ended September 30
	2005	2004
Revenues:
Direct sales	$5,141,773	$957,389
Direct response	442,518	–
Consolidated revenues	5,584,291	957,389

Expenditures
Direct sales	5,208,857	1,452,390
Direct response	388,813	–
Other corporate expenses	2,202,162	1,204,838
Consolidated expenditures	7,799,832	2,657,228

Net profit (loss):
Direct sales	(67,084)	(495,001)
Direct response	53,705	–
Net loss from other corporate expenses	(2,202,162)	(1,204,838)
Consolidated net loss	$(2,215,541)	$(1,699,839)

FemOne, Inc.
Notes to the Financial Statements

NOTE 12:	BUSINESS SEGMENTS (continued)

Included in direct sales revenues and expenditures are sales and cost of sales for inventory sold to the Company’s affiliate FemOne/BIOPRO Canada in the amount of $111,650 and $35,818, respectively.

Identifiable assets and liabilities as of September 30, 2005 and December 31, 2004 directly attributable to the Company’s two primary business segments are below:

ASSETS	September 30, 2005	December 31, 2004
Direct sales	$2,539,339	$1,652,965
Direct response	120,901	264,397
Total identifiable assets	$2,660,240	$1,917,362

LIABILITIES
Direct sales	$1,684,824	$1,184,390
Direct response	19,834	177,731
Total identifiable liabilities	$1,704,658	$1,362,121

NOTE 13:	BIOPRO ASIA, INC.

In August 2005, the Company formed BIOPRO Asia, Inc. as a Philippines Corporation to distribute its BIOPRO Technology Products in the Philippines. On October 1, 2005, BIOPRO Asia began its operations with its official launch. Between August 2005 and September 2005, the Company funded expenses of BIOPRO Asia totaling $50,915.

NOTE 14:	SUBSEQUENT EVENTS

On October 18, 2005, the Company filed a Preliminary Proxy Statement on Form 14A with the Securities and Exchange Commission requesting to amend the Company’s Articles of Incorporation to increase its authorized shares to 10,000,000,000, to change its name to Actis Global Ventures, Inc. and to authorize a class of preferred securities and to approve the issuance of preferred securities to its officers. In addition routine proposals to elect the Company’s directors and ratify the appointment of our independent auditors for the year ended 2005 are included. The Company received comments from the Securities and Exchange Commission on November 18, 2005 and is currently preparing an amendment to the Proxy Statement based on comments received from the Securities and Exchange Commission.

On November 16, 2005, the Company received a Notice of Default from its holders of the 12% convertible notes (“Notice”). The Notice notifies the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for immediate payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements and any other sums due to the note holders at the time of the Notice. The Company estimates the Mandatory Prepayment Amount to be approximately $3,000,000 which represents the outstanding principal on the 12% convertible notes, plus accrued interest and 130% in penalties. The Company will respond to its note holders and is taking actions to remedy this default as promptly as possible. Failure to remedy this default or obtain a waiver from the note holders could result in the note holders foreclosing on all of the Company’s assets.

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

o	In June 2005, we introduced BIOPRODUCETM under the BIOPRO Technology division. BIOPRODUCE is a whole food supplement formulated from fruits and vegetables.

o	In September 2005, we introduced the BIOPRO Home HarmonizerTM a device designed to contribute to stress reduction and energy enhancement in a home or office.
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

RESULTS OF OPERATIONS for the three months ended September 30, 2005 and 2004

REVENUES

Revenues	Three months ended September 30, 2005	Three months ended September 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$1,945,007	$431,421	$1,513,586
FemOne	27,752	36,385	(8,633)
Total revenues from direct sales	1,972,759	467,806	1,504,953
Direct Response-SRA Marketing	28,454	–	28,454
Product sales to affiliate	33,822	7,551	26,271
Total Revenues	$2,035,035	$475,357	$1,559,678

Net Sales for the three months ended September 30, 2005 increased to $2,035,035 from $475,357 for the three months ended September 30, 2004. The increase in net sales of $1,559,678, or approximately 328% over 2004, is primarily due to a net increase in revenue from Direct Sales of BIOPRO products of $1,513,586 over 2004. Also contributing to the increase over prior year are revenues of $28,454 from our subsidiary SRA Marketing. Included in net sales for the three months ended September30, 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $33,822 and $7,551, respectively, representing a pass-through of inventories at cost.

COST OF SALES

Cost of Sales	Three months ended September 30, 2005	Three months ended September 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$233,937	$92,292	$141,645
FemOne	10,338	11,180	(842)
Total cost of sales from direct sales	244,275	103,472	140,803
Direct Response-SRA Marketing	22,172	–	22,172
Cost of products sold to affiliate	33,822	7,551	26,271
Total cost of sales	$300,269	$111,023	$189,246

Cost of sales for the three months ended September 30, 2005 increased to $300,269 from $111,023 for the three months ended September 30, 2004. The overall increase in cost of sales of approximately 170% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing.

GROSS PROFITS

Overall gross profits for the three months ended September 30, 2005 increased to $1,734,766 from $364,334 for the three months ended September 30, 2004. The increase in gross profits of approximately 376% is directly attributable to the overall increase in net sales in 2005 and increases in gross margins is primarily due to increased profits from Direct Sales of approximately 374% attributed to the growth in our BIOPRO Technology division in the U.S., Australia and New Zealand. Also contributing to the increase in gross profits during the 2005 period are gross profits from Direct Response of approximately $6,282 from our subsidiary SRA Marketing.

OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2005 increased to $2,208,788 from $800,198 for the three months ended September 30, 2004. The increase in expenses of approximately 176% over the prior year resulted from increases in Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses, as discussed below:

Order Fulfillment Costs

Order fulfillment costs for the three months ended September 30, 2005 increased to $1,067,299 from $350,276 for the three months ended September 30, 2004. This increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 81% of total order fulfillment costs.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2005 increased to $555,361 from $169,780 for the three months ended September 30, 2004. The increase of approximately 227% in the 2005 quarter is due primarily to our expanded international operations in Australia/New Zealand and the Philippines, representing 26% and 4% of the expenses in the 2005 period, respectively, and increased sales expenses of our subsidiary SRA Marketing representing 5% of the expenses in the 2005 period. Also contributing to the increased expenses are the costs of our corporate conference held in September 2005, and increased expenses for corporate design and marketing material and higher costs of wages and benefits for our new employees.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2005 increased to $586,128 from $280,142 for the three months ended September 30, 2004. The increase of 109% from the prior year is due primarily to higher costs of wages and benefits for our new employees, relocation costs incurred in the 2005 quarter related to our facility move, and increased legal and accounting fees.

Other Income and Expense

Net other income and expense for the three months ended September 30, 2005 increased to of $453,398 from $164,794 for the three months ended September 30, 2004. This increase in other expenses is attributable primarily to non-cash interest expense recorded during the three months ended September 30, 2005 and 2004 of $651,669 and $117,226, respectively, resulting from amortization of debt discount, financing expenses and interest expense resulting from our convertible debt financings, partially offset by non-cash gain on warrant derivatives in the period of $201,381.

Minority Interest

In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the three months ended September, 2005 relative to the 49% amounted to a gain of $48,207 due to losses incurred in the period.

NET LOSS

Net loss for the three months ended year September 30, 2005 increased to $879,213 from $600,658 from the three months ended September 30, 2004. The increase in net loss of approximately 54% from 2004 is due primarily to the increase in expenses during the 2005 period and was partially offset by the increase in gross profits generated during the same period, both of which are described above.

RESULTS OF OPERATIONS for the nine months ended September 30, 2005 and 2004

REVENUES

Revenues	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$4,918,480	$675,663	$4,242,817
FemOne	111,643	245,908	(134,265)
Total revenues from direct sales	5,030,123	921,571	4,108,552
Direct Response-SRA Marketing	442,518	–	442,518
Product sales to affiliate	111,650	35,818	75,832
Total Revenues	$5,584,291	$957,389	$4,626,902

Net Sales for the nine months ended September 30, 2005 increased to $5,584,291 from $957,389 for the nine months ended September 30, 2004. The increase in net sales of $4,626,902, or approximately 483% over 2004, is primarily due to a net increase in revenue from Direct Sales of $4,108,552 over 2004. Also contributing to the increase over prior year are revenues of $442,518 from our subsidiary SRA Marketing. Included in net sales for the nine months ended September 30, 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $111,650 and $35,818, respectively, representing a pass-through of inventories at cost.

COST OF SALES

Cost of Sales	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Increase (Decrease) from prior year
Direct Sales
BIOPRO Technology	$753,794	$153,394	$600,400
FemOne	57,683	54,038	3,645
Total cost of sales from direct sales	811,477	207,432	604,045
Direct Response-SRA Marketing	246,639	–	246,639
Cost of products sold to affiliate	111,650	35,818	75,832
Total cost of sales	$1,169,766	$243,250	$926,516

Cost of sales for the nine months ended September 30, 2005 increased to $1,169,766 from $243,250 for the nine months ended September 30, 2004. The overall increase in cost of sales of approximately 381% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing.

GROSS PROFITS

Overall gross profits for the nine months ended September 30, 2005 increased to $4,414,525 from $714,139 for the nine months ended September 30, 2004. The increase in gross profits of approximately 518% is directly attributable to the overall increase in net sales in 2005 and increases in gross margins is primarily due to increased profits from Direct Sales of approximately 491% attributed to the growth in our BIOPRO Technology division in the U.S., Australia and New Zealand. Also contributing to the increase in gross profits during the 2005 period are gross profits from Direct Response of approximately $195,879 from our subsidiary SRA Marketing.

OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 2005 increased to $5,792,242 from $2,219,593 for the nine months ended September 30, 2004. The increase in expenses of approximately 161% over the prior year resulted from increases in Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses, as discussed below:

Order Fulfillment Costs

Order fulfillment costs for the nine months ended September 30, 2005 increased to $2,814,092 from $664,090 for the nine months ended September 30, 2004. This increase is directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include commissions paid to independent sales representatives, costs of shipping and costs of processing credit card transactions. Our commission expense to our independent sales representatives comprises approximately 83% of total order fulfillment costs.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2005 increased to $1,613,810 from $545,050 for the nine months ended September 30, 2004. The increase of approximately 196% is due primarily to increased sales and marketing efforts related to our international expansion of BIOPRO in Australia, New Zealand and beginning July 2005 in the Philippines. These sales and marketing costs of our BIOPRO Australia/New Zealand and Philippine subsidiaries were 44% and 6%, respectively, of our sales and marketing expenses for the 2005 period. Also included in the increased costs in the 2005 period are sales and marketing expenses for our direct response marketing channel, SRA Marketing, which were approximately 3% of total sales and marketing expenses in the 2005 period. In addition to the increased costs associated with our subsidiaries, there are increased costs in the 2005 period over the 2004 period for expenses for our official launch of BIOPRO Technology in the United States, including expenses of product introduction and promotional events, video production, publication, travel and corporate image and printed material.

Included in total sales and marketing expenses for the nine months ended September 30, 2004 are non-cash expenses of $139,599 attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2005 increased to $1,364,340 from $1,010,453 for the nine months ended September 30, 2004. The increase in expenses of approximately 35% over the prior year, are due primarily increased costs of wages and benefits for our new employees, and higher costs for legal and accounting services and expenses for our relocation to the new corporate facility in Carlsbad California of approximately $25,000. In addition, administrative costs of our subsidiaries BIOPRO Asia in the Philippines and SRA Marketing amount to approximately 2% and 8% of total general and administrative expenses in the 2005 nine months, respectively.

Other Income and Expense

Net other income and expense for the nine months ended September 30, 2005 increased to of $831,824 from $194,385 for the nine months ended September 30, 2004. This increase in other expenses is attributable primarily to non-cash interest expense during the nine months ended September 30, 2005 and 2004 of $1,799,948 and $117,226, respectively, resulting from amortization of debt discount, financing expenses and interest expense resulting from our convertible debt financings. Partially offsetting the increased expenses are non cash gains on warrant derivatives of $1,002,704 in the nine month period.

Minority Interest

In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the nine months ended September 30, 2005 relative to the 49% is $6,000.

NET LOSS

Net loss for the nine months ended September 30, 2005 increased to $2,215,541 from $1,699,839 from the nine months ended September 30, 2004. The increase in net loss of approximately 30% from 2004 is due primarily to the increase in expenses during the 2005 period and was partially offset by the increase in gross profits generated during the same period, both of which are described above.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2005, we had cash and cash equivalents of $796,296. At September 30, 2005, our current liabilities exceed our current assets by $1,385,760.

On November 16, 2005, we received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice notifies the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for immediate payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice. We have estimated the Mandatory Prepayment Amount to be approximately $3,000,000 which represents the outstanding principal on the 12% convertible notes, plus accrued interest and 130% in penalties. We are responding to our note holders and are taking actions to resolve the default through an amendment to our Articles of Incorporation to increase our authorized shares which will allow us to file a new registration statement to register the underlying shares upon conversion of the convertible notes. There can be no assurance that we will come to a satisfactory outcome with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements. Failure to remedy this default or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

Based on currently available cash resources and pending a successful resolution of the Notice with the note holders, we do not anticipate the need to raise additional funds during 2005, we may need to raise additional funds in early 2006 to provide adequate working capital for FemOne to continue to operate and pursue our expansion and marketing plans. The ability for FemOne to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable remedy the default situation or to raise funds through contemplated sales of our equity or debt securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.

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

During the nine months ended September 30, 2005 and 2004, the Company’s cash activities were as follows:

	2005	2004
Cash used for operating activities	$(1,044,879)	$(1,292,708)
Cash used for capital acquisitions	(129,737)	(29,719)
Cash provided by financing activities	1,250,444	1,895,473
Net increase in cash	$75,828	$573,046

During the nine months ended September 30, 2005, cash provided by financing activities was primarily from the sale of 8% Callable Convertible Promissory Notes and Warrants. During the nine months ended September 30, 2004, cash provided by financing activities was from the sale of 12% Callable Convertible Promissory Notes and Warrants and shareholder loans.

Convertible Notes

On June 30, 2005, we sold 8% Callable Convertible Notes and 44,000,000 common stock purchase warrants to four accredited investors for aggregate proceeds of $1,500,000 (the “8% Notes”). These same investors previously purchased three tranches of 12% Callable Secured Convertible Notes and 9,000,000 common stock purchase warrants from us for aggregate proceeds of $3,000,000 (the “12% Notes”) between July and October 2004.

The 12% Notes expire two years from the date of issuance and, at the option of the investors, are convertible into shares of our common stock at a conversion price equal to the lower of (1) the average of the three lowest intraday trading prices for our company's common stock as quoted by the Over the Counter Bulletin Board (“OTCBB”) during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75 per note. The 12% Notes accrue interest at the rate of 12% per year and interest payments are due quarterly. As of the date of this report, the investors have elected to have the interest payments converted to shares of common stock. Any amount of principal or interest which is not paid when due carries interest at the rate of 15%. In the event of a default on any of the notes, the investors may elect to demand us to pay them 130% of the principal and accrued interest and penalties owed on all notes. Until such time as they are converted or repaid, the 12% Notes are secured by a first lien upon all of our assets under a Security Agreement. The 12% Notes’ obligations are further guaranteed by a Guarantee and Pledge Agreement with our principal officers, who have pledged 50% of their individual stock holdings as collateral for the note obligations. In connection with the issuance of the 12% Notes, we issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share. These warrants expire five years from the date of issuance.

The 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of our company at a conversion price equal to the lower of (1) the average of the three lowest intraday trading prices for our company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12% Notes, described below, by a first lien upon the assets of our company under a Security Agreement covering all of our company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of our company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the 8% Notes, our company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share. These warrants expire five years from the date of issuance.

Under the terms of the 8% Notes we are required to register the shares underlying the 8% Notes and the warrants with the SEC within 30 days of the request for registration by the note holders, and no sooner than 90 days from the closing date.

Under the terms of the 12% Notes we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements. The Registration Statement on Form SB-2 was declared effective on September 9, 2004 registering 75,167,857 shares of common stock underlying the 12% Notes and warrants. To date, all of the shares registered under this registration statement in connection with the conversion of convertible notes have been issued to the holders of the Notes. Based on our current stock price, it is necessary for us to file a new registration statement as early as possible after we have completed our amendment to our Articles of Incorporation to increase our authorized number of shares as proposed our proxy statement filed October 18, 2005.

Under the terms of the 8% Notes, we are required to register the common shares underlying the notes and warrants within 30-days of receipt of a request for registration from the note holders. The holders of the 8% Notes have agreed not to make that request for 90-days following the closing date of the 8% Notes.

Under the terms of both the 12% Notes and 8% Notes, together with our their ancillary agreements, (collectively referred to as the “Notes”), we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days. Based upon the price of our common stock on November 10, 2005, the total number of shares which we are required to have on reserve against the conversion of the Notes and exercise of the warrants is 1,459,765,818, which is greater than the number of authorized shares of common stock which we currently have available to us. Under the terms of the Notes, this default would require us to pay a penalty to the note holders until the date on which such default can be cured. On June 30, 2005, in the closing documents for the 8% Notes, the Note holders acknowledged our technical default concerning the number of shares authorized and to date no notice has been received calling us into default as a result of this deficiency, although one could be delivered at any time (a circumstance over which we have no influence or control).

In an effort to have sufficient shares of common stock necessary to fulfill our contractual obligations under the 8% Notes and the 12% Notes as well as to have authorized shares of stock available for any possible subsequent financings and/or acquisitions, we plan to increase our authorized shares of common stock from five hundred million shares of common stock to ten billion shares of common stock. On October 18, 2004, we filed a Preliminary Proxy Statement with the Securities and Exchange Commission (the “SEC”) which would seek shareholder approval of the increase in authorized shares, as well as other proposals.

On November 18, 2005, we received a comment letter from the Securities and Exchange Commission addressing their comments to our proxy statement filed on October 18, 2005. The Company will promptly address these comments. We will not be able to send the Proxy Statement to our shareholders for their consideration until we have satisfactorily addressed the SEC’s comments. Additionally, we can offer no assurances that our shareholders will approve the increase to our authorized shares if and when this proposal is submitted for their approval.

In the event, the increase to our authorized shares is approved by our shareholders, and we are successful in increasing our authorized shares of common stock to 10 billion shares, we would still need to register a sufficient number of these newly authorized shares with the SEC, before we can bring ourselves out of default from the terms of the 8% Notes and 12% Notes. We can offer no assurance as to when and if can successfully register these shares.

As of September 30, 2005, we have convertible notes outstanding in aggregate of $3,694,470, and accrued interest payable related to these notes of $128,747. Based on the default described above the related principal balance and related unamortized debt discount have been reclassified to current as of September 30, 2005.

As discussed above, on November 16, 2005, we received Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice notifies the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice. We have estimated the Mandatory Prepayment Amount to be approximately $3,000,000 which represents the outstanding principal on the 12% convertible notes, plus accrued interest and 130% in penalties. In order to satisfy this obligation, the investors are entitled to foreclose on substantially all our assets, as secured by the convertible notes. We are responding to our note holders and are taking actions to resolve the default as evidenced by our proxy statement filed on October 18, 2005. There can be no assurance that we will come to a satisfactory outcome with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements.

Risk Factors

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

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have an accumulated deficit of $7,655,827. We expect our operating losses and negative cash flows to continue into the future as we continue to incur significant expenses in marketing our products and establishing an inventory. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

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

We are currently reviewing the license arrangements applicable to our products in areas we are marketing to, including through our subsidiaries BIOPRO Australasia and BIOPRO Asia, to ensure that all of the rights we need to lawfully market, sell and distribute these products within the relevant territories. We are also still negotiating the definitive license terms to be used with SRA Marketing, a recently-formed controlled subsidiary for the marketing of certain of our products within the United States through direct response television shopping channels, and we are negotiating a similar license with our affiliate FemOne/BIOPRO Canada for similar marketing rights within Canada. Until these agreements are executed, the subsidiaries/affiliates are selling these products without written licensing rights. To the extent that we do not have license agreements and rights in place to sell all of the products in each of the territories where we are actually selling such products, it could have a materially adverse impact upon our business and financial condition.

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

Between July and October 2004, we closed a sale of 12% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $3,000,000. Each of the Notes and the Warrants are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, and such conversion or exercise will result in substantial dilution to our existing investors. Through September 30, 2005, convertible notes payable with principal balance of $805,529 have been converted into 71,080,000 shares of our common stock.

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

On November 16, 2005, we received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice notifies the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice. We have estimated the Mandatory Prepayment Amount to be approximately $3,000,000 which represents the outstanding principal on the 12% convertible notes, plus accrued interest and 130% in penalties.

Under the terms of our convertible note agreements we are required to maintain registration for up to two times the number of shares underlying the conversion of outstanding convertible notes payable and the exercise of the warrants. Although we had sufficient shares registered to meet our covenants, the decline in our stock price has necessitated the registration of more shares to remain in compliance with our agreements. Because the issuance of a sufficient number of shares to meet these requirements would exceed the amount which we are authorized to issue under our Articles of Incorporation based on our current stock price, and to also provide authorized shares for use in possible future financings and acquisitions, we intend to seek shareholder approval to amend our Articles of Incorporation to increase the number of our authorized shares of common stock 10,000,000,000 shares. We have filed Preliminary Proxy Statement on Schedule 14A with the SEC that includes a proposal to approve this amendment. However, we will not be able to present this Proxy Statement to our shareholders for their consideration until we satisfactorily respond to SEC comments. Additionally, although Management will recommend that our shareholders approve this amendment, there can be no assurance that the amendment will pass by a majority of our shareholders. Upon approval and execution of the amendment to our Articles of Incorporation, intend to file a Registration Statement on Form SB-2 to register the shares underlying the 12% convertible notes and warrants that are necessary to be in full compliance with our loan covenants. Until such time that we are not longer in default on the convertible loan agreements, all of our assets are subject to foreclosure at the discretion of the note holders. Because the value of our assets is less than the amount of debt represented by our convertible notes, any foreclosure on our assets could result in a complete liquidation of all of our assets, resulting in a total cessation of our operations with no assets or proceeds from liquidation left over for any holders of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2005, we sold 8% Callable Convertible Notes and 44,000,000 common stock purchase warrants to four accredited investors for aggregate proceeds of $1,500,000 (the “8% Notes”). These warrants have an exercise price of $0.25 per share and expire five years from the date of issuance. The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act, as amended and pursuant to Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

Between July 2005 and September 2005, the Company issued an aggregate of 34,280,000 shares of common stock from the conversion of $211,700 in principal of convertible notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in our Management’s Discussion and Analysis, between July and October 2004, we sold three tranches of 12% Callable Secured Convertible Notes and 9,000,000 common stock purchase warrants to a group of investors for aggregate gross proceeds of $3,000,000 (the “12% Notes”). On June 30, 2005, we also sold 8% Callable Secured Convertible Notes and 44,000,000 common stock purchase warrants to these investors for aggregate proceeds of $1,500,000 (the “8% Notes”). Both the 12% and 8% Notes are secured by a first lien upon the assets of our Company under a Security Agreement covering all of our Company’s tangible and intangible assets. The obligations of the notes are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of our Company who pledged 50% of their individual stock holdings in our Company as of July 23 2004, as collateral for the convertible note obligations. On November 16, 2005, we received a Notice of Default from our note holders with regard to the 12% Notes, requesting immediate payment of all sums due including penalties, which sums we believe to be in aggregate total of approximately $3,000,000.

In connection with the sale of the 12% and 8% Notes, we entered into a Securities Purchase Agreement, dated July 23, 2004, and a Securities Purchase Agreement dated June 30, 2005 (collectively the “Purchase Agreements”) with the purchasers of the notes. Each of these Purchase Agreements requires us to maintain at a minimum authorized but unissued shares equal to two times the number of shares issuable upon conversion of the notes and warrants. As we currently do not have sufficient number of authorized but unissued shares available to meet these requirements, we are in default of the purchase agreements.

In connection with the sale of the 8% Notes, our note holders understood and acknowledged we did not have a sufficient number of shares to cover this requirement under the Purchase Agreements.

Additionally, in connection with the sale of the 12% Notes, we entered into a Registration Rights Agreement, dated July 23, 2004, with the purchasers of these notes. The Registration Rights Agreement requires us to maintain a Registration Statement filed with the Securities and Exchange Commission providing for two times the number of shares that could be issued upon the conversion of notes and the exercise of warrants underlying the 12% Notes. The Registration Statement covers the resale of the shares of common stock issued to the purchasers of the notes upon the conversion of the notes or exercise of the warrants. We currently are in default on this requirement.

For so long as we continue to be in default of the Purchase Agreements and the Registration Rights Agreement, the holders of the 12% and 8% Notes can foreclose on all of our assets. Additionally, these holders are entitled to receive the shares of stock in our Company that has been pledged by our officers under the Guarantee and Pledge Agreement. As discussed in the Management’s Discussion and Analysis, we are taking steps to bring ourselves back into compliance with the contractual obligations placed on us by the Purchase Agreements and the Registration Rights Agreement, however, we can not provide our shareholders with any assurance that this effort will be successful.

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

10.21	Security Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.22	Distribution and Sublicense Agreement between Alfred Hanser and the Registrant(9)
10.23	Standard Industrial/Commercial Multi-Tenant Lease-Net Agreement between the Registrant and EGLL Development LLC(10)
10.24	Securities Purchase Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (11)
10.25	Form of Callable Secured Convertible dated June 30, 2005 (11)
10.26	Form of Stock Purchase Warrant dated June 30, 2005 (11)
10.27	Registration Rights Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (11)
10.28
Intellectual Property Security Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (11)

10.29	Security Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (11)
10.30
Guaranty and Pledge Agreement dated June 30, 2005 by and among the Company, Ray Grimm, Jr., New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (11)

(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 14, 2005
(9)	Filed as an exhibit to the Registrants Report on Form 10-KSB filed on April 4, 2005
(10)	Filed as an exhibit to the Registrant’s Report on Form 10-QSB filed on August 22, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

Date: November 21, 2005	By:	/s/ Raymond Grimm, Jr.

RAYMOND GRIMM, JR. CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER (PRINCIPAL EXECUTIVE OFFICER) (PRINCIPAL ACCOUNTING OFFICER)