Form 10KSB
period 2005-12-31
FEM ONE INC
filed 2006-04-17
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
Act Of 1934

For the fiscal year ended December 31, 2005

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $7,754,509

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $3,420,782, based upon the closing price of such Common Stock on the Over-the-Counter Bulletin Board of $0.044 per share on March 31, 2006, and determined by subtracting from the total number of shares of Common Stock issued and outstanding on that date all shares held by the directors and executive officers of the registrant and by persons holding at least 10% of such number of shares of Common Stock as of that date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 157,285,122 as of March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

FEMONE, INC.
Form 10-KSB
For the Year Ended December 31, 2005

PART I

FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make may include incorporate or incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

On October 18, 2005, we filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission the (“SEC”) with respect to a planned shareholder meeting to obtain shareholder approval to (i) amend and restate our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc., (ii) increase our authorized shares of common stock and authorize the issuance of a new class of convertible preferred stock (iii) designate and issue Series A preferred Stock to our officers and directors, and (iv) ratify the appointment of Peterson & Co., LLP as our independent auditors for the fiscal year ended December 31, 2005. We received comments from the SEC and determined to proceed by filing a Schedule 14C to advise shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. After we have cleared all comments with the SEC and have filed a definitive Schedule 14C with the SEC, a copy will be simultaneously mailed to all shareholders of record on the record date and we will proceed to file an amendment to our Articles of Incorporation.

PRODUCTS AND DISTRIBUTION

OVERVIEW

We offer our customers a variety of products designed to provide consumers with a new generation of wellness solutions. We sell our products primarily through Direct Sales through two divisions, BIOPRO and FemOne, as described below, and we also sell our Channoine Cosmetics skin care products, acquired through our sublicense with Alfred Hanser, through the Direct Response Television Shopping Network:

DIRECT SALES

We have two divisions offering products through Direct Sales:

•
BIOPRO Technology’s core product concept is based on products developed using an Energy Resonance Technology (“ERT”). Products developed using ERT represent what management believes to be a new generation of wellness solutions, designed to create an improved overall sense of well-being for people living in environments that are highly electro-polluted and/or saturated with other external stressors; and

•
The FemOne Division markets cosmetic products under the brand names Channoine® and 2SIS, nutritional and hormonal balancing products under the brand name FemOne, and a weight loss system under the brand name LeanCHOICESTM

BIOPRO TECHNOLOGY DIVISION

In February 2004, we introduced our BIOPRO Technology ("BIOPRO") division, carrying a line of bioenergetic products designed to harmonize the impact of electromagnetic radiation. In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd. to distribute BIOPRO products in Australia and New Zealand. In August 2004, the Company formed its subsidiary BIOPRO Asia, Inc. to distribute BIOPRO products in the Philippines. In March 2006, the Company formed its subsidiary BIOPRO Technology South Africa PTY, Ltd. to distribute its products in South Africa.

BIOPRO PRODUCTS:

BIOPRO CELL CHIP™: In February 2004, we introduced our first product, the BIOPRO Cell Chip. Electromagnetic fields (EMF) emitted from cell phones, have been known to compromise health and well being. Our population has become dependent on this modern day convenience. The BIOPRO Cell Chip provides an opportunity to address this source of stress in our daily lives. Powered by BIOPRO’s Energy Resonance Technology (“ERT™”), the flexible resin mylar composite cell chip is designed to last for the lifetime of a person’s mobile phone.

Our management believes that the market potential just for this single application of the technology is large, given the approximately 145 million current cell phone users in North America (1.6 billion worldwide). Throughout 2004, we also introduced chip applications for cordless home telephones and motor vehicles.

In January 2005, we introduced a private labeled, universal BIOPRO EMF Harmonization Chip™ for use on a variety of appliances emitting electromagnetic frequency ("EMF") or electromagnetic radiation. The universal application replaces the previous products for cell phone, cordless home phone and motor vehicles

BIOPRO QLink: In October 2004, we introduced The BIOPRO QLink pendant, developed by its manufacturer, Clarus Products International LLC, and is has been private labeled for us under the name BIOPRO Q-Link. The BIOPRO QLink is designed to strengthen the biofield of the user. The BIOPRO QLink transmits bio-compatible information encoded into subtle energy. This resonates with the human biofield, inducing more harmony and bio-information integrity. Metaphorically speaking, the QLink(TM) "tunes" the biofield and "optimizes" energy states across the ensemble of energy fields. This is accomplished using a passive, non-invasive, non-radiating method. The key principle is "resonance" and the core technology of the BIOPRO QLink is called "Sympathetic Resonance Technology".

BIONUTRATONIC™: In October 2004, we introduced BioNutratonic™. BioNutratonic™ is an energy-sustaining tonic designed to address the toxin buildup and energy drain that electropollution and other stressors in people’s bodies. We have purchased the formula from its inventor and have full worldwide marketing rights.

QX-3™: In January 2005, we introduced the QX-3™ (formerly named the Econo Fuel Chip™). The QX-3 brings the application of using ERT™ to the automotive arena by charging metal composite discs with ERT. The QX-3 discs are placed on the fuel tank of a vehicle and management believes that this technology enhances the performance of the vehicle.

BIOPRODUCETM: In June 2005, we introduced BIOPRODUCETM. BIOPRODUCETM is a whole food supplement formulated from fruits, berries and vegetables.

BIOPRO Home HarmonizerTM: In September 2005, we introduced the BIOPRO Home Harmonizer TM, a device designed to contribute to stress reduction and energy enhancement in a home or office environment.

BIOPRO INTERNATIONAL OPERATIONS:

BIOPRO AUSTRALASIA PTY, LTD. - In October 2004, we began operation of BIOPRO Australasia Pty, Ltd, an Australian company, formed as a subsidiary of FemOne, Inc. to market the products of BIOPRO Technology in Australia and New Zealand through Direct Sales. FemOne owns 90% of the outstanding shares of BIOPRO Australasia, and Mr. Kenneth Newton owns 10%. Mr. Newton served as the managing director of BIOPRO Australasia from its inception to April 2005. See "Certain Relationships and Related Transactions."

BIOPRO ASIA, INC. - In August 2005, the company formed its subsidiary BIOPRO Asia, Inc. to market the products of BIOPRO Technology in the Philippines through Direct Sales. FemOne owns 100% of the outstanding shares of BIOPRO Asia. BIOPRO Asia operates its corporate office in Manila and three satellite store front locations in Cebu, Davao City and Bagiuo.

BIOPRO TECHNOLOGY SOUTH AFRICA, PTY, LTD - In March 2006, the company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd to market the products of BIOPRO Technology in South Africa. FemOne owns 100% of the outstanding shares of BIOPRO Technology South Africa.

FEMONE DIVISION

While we continue to offer these products for sale through the FemOne Direct Sales division, our focus and growth has been through our BIOPRO Technology division and through Direct Response Television Shopping for Channoine Cosmetics products. The following describes the products available through the FemOne Direct Sales Division:

FEMONE Nutritional and Hormonal Balancing Products:
In late 2002 and early 2003, FemOne launched its own brand of nutritional supplements targeting specific health issues of women. The product line consists of six (6) products, including formulas specifically targeting the market of menopausal women, addressing hormonal balance and relief of a host of menopausal symptoms such as hot flashes and night sweats, as well as other vitamin and mineral formulas designed for the overall health and wellness of women. Our products offer a solution for women who are looking for alternatives to hormone replacement therapy.

CHANNOINE® Skincare/Cosmetics Products:
In May 2002, FemOne entered into a sublicense agreement with Mr. Alfred Hanser, an executive officer and director of FemOne, for the exclusive right to distribute CHANNOINE® cosmetic products through Direct Sales in the United States, Canada and Mexico. The sublicense agreement is effective for five years, and includes five consecutive options to extend the term for additional five year periods (for a total of twenty-five more years, should we elect to exercise each of these options) at no additional consideration. FemOne anticipates exercising each of the available terms under this sublicense, and is amortizing the cost over the full thirty year life of the agreement. From inception to December 31, 2005, $23,833 of expense has been amortized relative to this agreement. See "Certain Relationships and Related Transactions."

2SIS Color Cosmetics Products:
Using our relationship with a European based cosmetic lab, we have developed a youthful line of cosmetics designed to market to high school and college-aged girls. We launched the 2SIS line in 2002, and are currently seeking a suitable partner to expand our distribution of this product line.

LEANCHOICES™ Weight Loss System
In January 2004, FemOne introduced its LEANCHOICES™ Weight Loss System. Our weight loss system features advanced nutritional products that incorporate an ingredient known as high-viscosity glucomannan, a "zero-calorie" pure fiber food that traps fat and aids in weight loss, as well as a natural metabolism enhancing supplement and custom recipes developed for the LEANCHOICES™ System.

DIRECT RESPONSE TELEVISION SHOPPING NETWORKS

SRA MARKETING
In December 2004, SRA Marketing, Inc., a Nevada Corporation ("SRA"), was formed as a subsidiary to market some of our licensed products in a larger market, using the marketing channel of direct response television shopping. We own 51% of the outstanding shares of SRA. The remaining 49% of SRA’s outstanding shares are owned by ROSTCO a company owned, by Steven Page who is a director of SRA Marketing and provides management services to SRA. Mr. Page is also president of our affiliate FemOne/BIOPRO Canada. See "Certain Relationships and Related Transactions."

Through our sub-licensing agreement between us and Afred Hanser, we have acquired the Direct Response Television Shopping Network rights to marketing Channoine® products pursuant to Mr. Hanser's master licensing agreement with Channoine Cosmetics, A.G. See "Certain Relationships and Related Transactions."

In December 2004, we introduced Channoine Cosmetics on Shop NBC. Our experience with SHOP NBC is still new and we have not yet established a trend, nor can we adequately project the frequency of our airing dates. Between December 2004 and December 2005, we made seven (7) appearances on Shop NBC in thirteen (13) months achieving gross sales of approximately $848,000. We anticipate we will have similar airings in 2006, however, we cannot make any assurances as to the exact number or frequency.

PROMOTION AND MARKETING

Our promotion and sales development activities are primarily directed at assisting our independent sales representatives to market and sell our products, through the use of company sales brochures, product samples, product demonstrations, motivational training sessions and frequent conference calls. We motivate our independent sales representatives' through promotions, contests and special incentives that reward superior sales performance. We hold periodic sales meetings to recognize performance, introduce new products, and provide sales training to the independent sales force.

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

PRODUCT LIABILITY INSURANCE

We maintain product liability insurance in an aggregate of $1.0 million per occurrence on our products offered by our Direct Sales divisions. SRA marketing maintains product liability insurance in aggregate of $1 million per occurrence.

EMPLOYEES

US Operations
As of March 31, 2006, we had 24 full-time employees including Mr. Grimm and Mr. Hanser. Of these employees, 8 serve in sales and marketing departments, 10 serve in administration and 6 in distribution.

Australia:
As of March 31, 2006, BIOPRO Australasia had 4 full time employees in administrative operations.

Philippines:
As of March 31, 2006, BIOPRO Asia had 10 full time employees in its corporate office. Of these employees 2 are in operations and 3 are in administration and 5 are in sales and marketing. BIOPRO Asia employs sales teams in its satellite offices including 2 employees in its Cebu location, 2 employees in its Davao City location, and 2 employees at its Baguio location.

South Africa:
As of March 31, 2006, BIOPRO Technology South Africa had 3 full time employees in administrative operations.

CONSULTANTS

From time to time, we engage consultants to assist in our business operations. We currently have consulting agreements in place for website services, sales management, legal services, and financial advisory services.

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

ADVERSE PUBLICITY COULD REDUCE THE SIZE OF OUR DISTRIBUTION FORCE AND CONSEQUENTLY REDUCE OUR REVENUE.

We are susceptible to adverse publicity concerning distributor actions that result could harm our business. Because our distributors are independent contractors and not employees, we cannot provide to them the same level of direction, motivation and oversight as we would to our employees. We may have difficulties enforcing our policies and procedures governing our distributors because of their independence, their large number, and their disparate geographic locations, and regulations in some countries that limit our ability to monitor and control the sales practices of distributors or terminate relationships with distributors. Adverse publicity could reduce the size of our distribution force and consequently reduce our revenue.

INTENSE COMPETITION AND TECHNOLOGICAL CHANGE MAY RENDER OUR PRODUCTS UNCOMPETITIVE OR OBSOLETE.

We compete with other direct selling companies for distributors. Our business and results of operations may be harmed by market conditions and competition in the future, which affect the specific product line or lines that we offer for sale. Many of our competitors have much greater name recognition and financial and other resources than we have, which may give them a competitive advantage.

In addition, the nutritional supplement, cosmetic, skin care, weight management and wellness technology industries are all highly competitive. We have many competitors in these areas including retail establishments specializing in these products, department stores, and weight management establishments. We believe that the personalized customer service offered by our independent sales representatives and the high quality of our products will assist in establishing a competitive position for us. However, there can be no assurance that we will be able to establish a competitive position in the industries in which we operate, any failure to effectively compete could affect the results of our operations.

CLAIMS THAT USE OF OUR PRODUCTS CAUSE NEGATIVE HEALTH EFFECTS MAY ARISE AND HURT OUR SALES AND FINANCIAL CONDITION.

We may receive consumer complaints, or allegations, that the use of our products produced adverse effects, or did not produce the health benefits advertised. These complaints, if they became the subject of lawsuits or of widespread publicity, and even if ultimately not proven, could seriously damage our business.

WE HAVE ONLY BEEN OFFERING OUR PRODUCTS TO THE PUBLIC FOR A LIMITED AMOUNT OF TIME AND CANNOT ASSURE YOU THAT THEY WILL ACHIEVE WIDESPREAD MARKET ACCEPTANCE.

We began to offer our CHANNOINE(R) skincare products to the public on June 1, 2002, our 2SIS cosmetics products on August 10, 2002, our FEMONE nutritional products on September 28, 2002, our LEANCHOICESTM weight control products and program on February 6, 2004, and our BIOPRO Technology products on February 19, 2004. In December 2004, we offered our CHANNOINE(R) products on Shop NBC for the first time. A decision to invest in our company must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

•	strengthen awareness of our products;
•	respond to competitive developments;
•	continue to upgrade and expand our line of products; and
•	continue to attract, retain, and motivate our employees and independent distributors.

We cannot be certain that we will be able to successfully address each of these risks adequately.

WE HAVE NEVER BEEN PROFITABLE

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have incurred an accumulated deficit. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

THE REPORT ON OUR FINANCIAL STATEMENTS FROM OUR INDEPENDENT AUDITORS INCLUDES A QUALIFICATION AS TO OUR ABILITY TO CONTINUE AS A "GOING CONCERN"

In their report on our audited financial statements for the years ended December 31, 2005 and 2004 included herein, our independent auditors have included an explanatory paragraph stating that due to our lack of profitability and our need to raise additional capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

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

OUR FUTURE FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY.

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

WE MAY REQUIRE ADDITIONAL FUNDS TO SUPPORT OUR BUSINESS GROWTH AND PROPOSED FUTURE OPERATIONS.

We may require additional capital in order to implement our current business plan as a global marketing company. We intend to attempt to raise funds during the second fiscal quarter of 2006 through the sale of equity in private transactions to accredited investors in transactions yet to be determined. If we are unable to raise the necessary capital we require, which we estimate to be no more than $5,000,000, we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also become necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

RISKS RELATED TO OUR CURRENT FINANCING

THE CONVERTIBLE NOTES WHICH WE SOLD IN 2004 AND 2005 TO RAISE FUNDS WE REQUIRED TO GROW THE BUSINESS, HAVE RESULTED, AND WILL LIKELY CONTINUE TO RESULT IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, AS MIGHT ANY FUTURE CONVERTIBLE OR DERIVATIVE SECURITIES WE MAY BE REQUIRED TO ISSUE TO RAISE ADDITIONAL CAPITAL.

Between July and October 2004, we issued 12% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $3,000,000. On June 30, 2005, we issued 8% Callable Convertible Promissory Notes and Warrants in a transaction that raised gross proceeds of $1,500,000. Each of the Notes and the Warrants in both transactions are convertible or exercisable into shares of our common stock at substantial discounts to its fair market value, and such conversion or exercise will result in substantial dilution to our existing investors. In addition, amounts which may become due as penalties for failure to meet certain of our obligations under the transaction documents, or if the fair market value of our shares decreases significantly, will result in further dilutive issuances of our common stock to the Note holders.

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

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of March 31, 2006, we had 157,285,122 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 337,547,417 shares of common stock at current market prices and outstanding warrants to purchase 53,000,000 shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, will be freely tradeable upon the effectiveness of a Registration Statement which includes those shares. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of March 31, 2006 of $0.044.

% BELOW MARKET	PRICE PER SHARE	DISCOUNT OF 40%	NUMBER OF SHARES ISSUABLE
25%	$0.03	$0.012	279,884,106
50%	$0.02	$0.008	419,826,159
75%	$0.01	$0.004	839,652,318

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. Currently, we do not have enough shares authorized for these amounts. We intend to amend our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 5,000,000,000, and filed a preliminary Schedule 14C with the SEC on April 6, 2006 with respect to such planned increase.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

The secured convertible notes are convertible into shares of our common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

As of March 31, 2006, we have outstanding an aggregate of $4,007,511 convertible Notes and accrued interest. In addition pursuant to the terms of the Notes, we are in default for failure to have in reserve 390,711,596 shares of common stock in reserve to allow for conversion of the Notes, accrued interest and exercise of warrants. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

OUR DIRECT RESPONSE TELEVISION SHOPPING NETWORK REVENUES RELY ON THE DECISIONS OF ONE TELEVISION NETWORK SHOPPING CHANNEL

Our Channoine Cosmetic products are available for sale periodically on Shop NBC and have been since December 2004. While we anticipate that we will continue to be considered to be a featured supplier on Shop NBC on a routine and frequent basis, we cannot guarantee that we will be approved for airtime or will have successful sales from the airing. Our risks include but are not limited to, the quality of our on-air talent, the time of day our products are aired, customer satisfaction and acceptance of new products, competition and new products that are unknown to the current market place.

RISKS RELATED TO OUR COMMON STOCK

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, FAILURE TO DEVELOP OR MAINTAN A TRADING MARKET COULD NEGATIVELY AFFEC THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR SHAREHOLDERS TO SELL THEIR SHARES

Our common stock is quoted on the OTC Bulletin board under the symbol “FEMO.OB.” To date there is a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THEPAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE, ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOM AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 3a5-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, and any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain expectations. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

-	that a broker or dealer approve a person’s account for transactions in penny stocks; and

-	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stock, the broker or dealer must:

-	obtain financial information and investment experience objectives of the person; and

-
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

-	sets forth the basis on which the broker or dealer made the suitability determination, and
-
-	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in case of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. PROPERTIES.

US OPERATIONS: For operations of our Direct Sales business in the United States, our executive offices and corporate operations, we lease a 19,000 square foot facility located at 1905 Aston Avenue, Suite 101 in Carlsbad, California. We moved to this facility on August 1, 2005. Prior to August 2005, we leased two facilities for corporate offices and warehouse in Carlsbad, California.

AUSTRALIA: BIOPRO Australasia began operations in its Melbourne, Australia office in April 2005 where it occupies approximately 1,160 square feet. During 2004 and through March 2005, BIOPRO Australia utilized a facility in Sydney, Australia, through our relationship with our former managing director Kenneth Newton. The fee to lease the facility is included in the management fee paid to Mr. Newton.

PHILIPPINES: BIOPRO ASIA began its operations in Pasig City, Philippines in September 2005 where it occupies 650 square feet for its executive offices. In November 2005 and December 2005, BIOPRO Asia opened its satellite offices in Davao City and Cebu, respectively. BIOPRO Asia occupies 189 square feet in Davao city and 131 square feet in Cebu.

SOUTH AFRICA: BIOPRO South Africa is currently sharing office space with a BIOPRO distributor in their Johannesburg South Africa office while it is seeking to secure its building location. BIOPRO South Africa estimates that they will have their lease and facility secured by June 1, 2006.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 18, 2005, we filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) with respect to a planned shareholder meeting to obtain approval to to (i) amend and restate our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc., (ii) increase our authorized shares of common stock and authorize the issuance of a new class of convertible preferred stock (iii) designate and issue Series A preferred Stock to our officers and directors, and (iv) ratify the appointment of Peterson & Co., LLP as our independent auditors for the fiscal year ended December 31, 2005. We received comments from the SEC and determined to proceed by filing a Schedule 14C to advise shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. After we have cleared all comments with the SEC and have filed definitive Schedule 14C with the SEC, a copy will be simultaneously mailed to all shareholders of record on the record date and we will proceed to file an amendment to our Articles of Incorporation..

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

As of the date of this filing, we have 157,285,122 shares of common stock issued and outstanding, of which 77,153,974 shares are free trading and the balance are restricted stock as that term is used in Rule 144.

The following table sets forth the high and low bid prices for our common stock for the quarters from January 1, 2004 to March 31, 2006:

	Closing Bid		Closing Ask
	High	Low	High	Low
2004
First Quarter ended March 31	1.510	0.510	1.550	0.620
Second Quarter ended June 30	4.000	0.360	1.120	0.095
Third Quarter ended September 30	0.370	0.150	0.410	0.170
Fourth Quarter ended December 31	0.190	0.045	0.210	0.048

2005
First Quarter ended March 31	0.080	0.030	0.100	0.031
Second Quarter ended June 30	0.055	0.014	0.060	0.014
Third Quarter ended September 30	0.028	0.009	0.030	0.001
Fourth Quarter ended December 31	0.015	0.001	0.015	0.006

2006
First Quarter ended March 31	0.06	0.012	.065	.013

The above information was provided by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS OF COMMON STOCK
The number of shareholders of record of our common stock on March 31, 2006 was approximately 113 excluding approximately 78 million shares of common stock held by Cede & Co. on behalf of the beneficial owners. Our management believes that we have in excess of 1,900 beneficial owners of our common stock in total.

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

As of December 31, 2005 we had neither declared nor paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all earnings in order to finance further expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in compliance with the Nevada Revised Statutes.

RECENT ISSUANCES OF UNREGISTERED SECURITIES
Between October 1, 2005 and December 31, 2005, there were no issuances of unregistered securities.

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

OVERVIEW
We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with what management believes is new generation of wellness solutions. We sell our products primarily though Direct Sales through two divisions, BIOPRO and FemOne, as described below, and we also sell our Channoine Cosmetic products through the Direct Response Television Shopping Network:

•
BIOPRO Technology and FemOne. BIOPRO Technology’s core product concept is based on products developed using Energy Resonance Technology (“ERT”). Products developed using ERT represent what management believes to be a new generation of wellness solutions designed to create an improved overall sense of well-being for people living in environments that are highly electro-polluted and/or saturated with other external stressors.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED 2005 AND 2004
For the years ended December 31, 2005 and 2004, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES

	Years ended December 31,		Increase (Decrease) from
Revenues	2005	2004	prior year
Direct Sales
BIOPRO Technology	$6,868,939	$1,351,167	5,517,772
FemOne	120,303	268,401	(148,098)
Total revenues from Direct Sales	6,989,242	1,619,568	5,369,674
Direct Response-SRA Marketing	618,934	228,834	390,100
Product sales to affiliate	146,333	69,140	77,193
Total Revenues	$7,754,509	$1,917,542	$5,836,967

Net Sales for the year ended December 31, 2005 increased to $7,754,509 from $1,917,542 for the year ended December 31, 2004. The increase in net sales of $5,836,967 or 304% over 2004 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $5,517,772, or 408% over 2004. Also contributing to the increase over prior year are revenues of $618,934 from our subsidiary SRA Marketing. Included in net sales for the years ended 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $146,333 and $69,140, respectively, representing a pass-through of inventories at cost.

COST OF SALES

	Years ended December 31,		Increase (Decrease) from
Cost of Sales	2005	2004	prior year
Direct Sales
BIOPRO Technology	$1,120,964	$340,712	$780,252
FemOne	43,729	47,975	(4,246)
Total cost of sales from Direct Sales	1,164,693	388,687	776,006
Direct Response-SRA Marketing	355,633	109,062	246,571
Cost of products sold to affiliate	146,333	69,140	77,193
Total cost of sales	$1,666,659	$566,889	$1,099,770

Cost of sales for the year ended December 31, 2005 increased to $1,666,659 from $566,889 for the year ended December 31, 2004. The overall increase in cost of sales of 194% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our new subsidiary SRA Marketing.

GROSS PROFITS
Overall gross profits for the year ended December 31, 2005 increased to $6,087,850 from $1,350,653 for the year ended December 31, 2004. The overall increase in gross profits of approximately 351% is directly attributable to the overall increase in net sales in 2005 and increase in gross margins from Direct Sales of 373% and Direct Response of 120%. We attribute the increase in our profits to the growth in our BIOPRO Technology division in the US, Australia and New Zealand and profits from our subsidiary SRA Marketing.

OPERATING EXPENSES
Total operating expenses for the year ended December 31, 2005 increased to $8,134,143 from $3,529,602 for the year ended December 31, 2004. The overall increase in expenses of approximately 130% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the year ended December 31, 2005 increased to $3,175,124 from $763,769 for the year ended December 31, 2004. The increase of approximately 316% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the year ended December 31, 2005 increased to $644,124 from $300,399 for the year ended December 31, 2004. The increase of approximately 114% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2005 increased to $2,250,894 from $790,953 for the year ended December 31, 2004. The increase of approximately 185% in sales and marketing expenses is due primarily to our efforts to promote and increase awareness of BIOPRO Technology and to expand internationally. Included in sales and marketing expense for 2005 are approximately $72,750 in expenses to expand and begin operations in the Philippines. Included in these expenses for 2004, are approximately $130,000 to expand and begin operations in Australia and New Zealand.

Also included in total sales and marketing expenses for the years ended December 31, 2004 are non-cash expenses of $139,599 attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2005 increased to $2,064,001 from $1,674,481 for the year ended December 31, 2004. The increase of $389,520 or 23% over the prior year is representative of the following:

	Years ended December 31,		Increase (Decrease) from
G&A- FemOne US	2005	2004	prior year
Personnel costs - FemOne US	$839,208	$521,961	$317,247
Facility costs and office relocation	235,916	110,371	125,545
Legal, accounting and investor relations	375,931	744,128	(368,197)
Office supplies and other expenses	141,889	100,864	41,025
Charitable contributions	27,192	8,522	18,670
Inventory impairment	191,192	184,100	7,092

Subsidiary G&A expenses: Australia G&A	85,910	4,105	81,805
Philippines G&A	64,535	-	64,535
SRA Marketing G&A	102,228	430	101,798
Total General and Administrative	$2,064,001	$1,674,481	$389,520

Personnel Costs - FemOne US - The increase in personnel costs in the 2005 period over the 2004 period is due to addition of staff in the areas of information technology, website design, and accounting and the related benefits for those positions. Contributing to the overall increase is approximately $39,000 which represents increased salaries and payroll tax expense accrued for executive management pursuant to their employment agreements.

Facility costs and office relocation - The increase in facility costs and office relocation in the 2005 period over the 2004 period is due to our relocation to one 19,000 square foot facility in August 2005. Total relocation costs of approximately $25,000 are included in the 2005 amount.

Legal, accounting and investor relations - The decrease in legal, accounting and investor relations expense is related to non-cash expenses for stock based compensation paid to finance and investor relations firms in 2004 of approximately $402,000.

Office supplies and other expenses - increased in 2005 over 2004 due to increased personnel and other general expenses related to supporting our growing business both domestically and internationally.

Charitable contributions - increased in 2005 over 2004 due to higher revenues in the 2005 period. We donate 0.05% of commissionable US Direct Sales revenues to Childhelp USA.

Inventory impairment - represents the costs of inventory related to non-selling or obsolete items that were written off in the 2005 and 2004 periods. These items consist primarily of the 2SIS product line.

Subsidiary G&A Expenses: The increases in general and administrative expenses of our subsidiaries, BIOPRO Australasia, BIOPRO Asia and SRA Marketing are due to increased personnel, facility costs and general and administrative needs of their expanding business. Included in these expenses for SRA Marketing is compensation in the amount of $66,500 paid to ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing. See “Certain Relationships and Related Transactions.”

Other Income and Expense
Other income and expense for the year ended December 31, 2005 increased to net expense of $966,625 from $921,156 for the year ended December 31, 2004. These other expenses in 2005 and 2004 primarily represent non-cash interest expense totaling interest $1,991,879 and $746,485, respectively, resulting from amortization of debt discount and financing expenses and interest expense of $367,491 and $113,652, respectively resulting from the convertible note financings. Partially offsetting these non-cash expenses in the 2005 period is other income of $1,440,723 representing a non-cash gain on warrant derivative liabilities during the twelve months ended December 31, 2005.

Included in other income and expense for the year ended December 31, 2004, are losses recorded in connection with our equity investment in FemOne/BioPro Canada of $41,086.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for 2005 and 2004 relative to the 49% is $8,756 and $38,623, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for 2005 and 2004 has been included in the consolidated loss for the periods. See "Certain Relationships and Related Party Transactions".

NET LOSS
Net loss for the year ended December 31, 2005 decreased to $3,021,674 from $3,138,728 from the year ended December 31, 2004. The overall decrease in net loss of approximately 4% from 2004 is due primarily to the overall increase in revenues and gross profits we experienced during 2005 which was partially offset by the operating expenses during 2005.

RESULTS OF OPERATIONS FOR THE YEARS ENDED 2004 AND 2003
For the year ended December 31, 2004, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network. Revenues in 2003 were for Direct Sales of FemOne Nutritional, Channoine Cosmetics and 2SIS products. The table below shows our revenues broken out by product line:

REVENUES

	Years ended December 31,		Increase (Decrease) from
Revenues	2004	2003	prior year
Direct Sales
BIOPRO Technology	$1,351,167	$-	$1,351,167
FemOne	268,401	960,298	(691,897)
Total revenues from Direct Sales	1,619,568	960,298	659,270
Direct Response-SRA Marketing	228,834	-	228,834
Product sales to affiliate	69,140	55,910	13,230
Total Revenues	$1,917,542	$1,016,208	$901,334

Net Sales for the year ended December 31, 2004 increased to $1,917,542 from $1,016,208 for the year ended December 31, 2003. The increase in net sales of $901,334 or 89% over 2003 was primarily due to a net increase in revenue from Direct Sales of $659,270, or 68% over 2003. Also contributing to the increase over prior year are revenues of $228,834 from our newly formed subsidiary SRA Marketing. Included in net sales for the years ended 2004 and 2003 are sales of inventory to our Canadian affiliate, a related party, of $69,141 and $55,910, respectively, representing a pass-through of inventories at cost.

COST OF SALES

	Years ended December 31,		Increase (Decrease) from
Cost of Sales	2004	2003	prior year
Direct Sales
BIOPRO Technology	$340,712	$-	$340,712
FemOne	47,975	279,972	(231,997)
Total cost of sales from Direct Sales	388,687	279,972	108,715
Direct Response-SRA Marketing	109,062	-	109,062
Cost of products sold to affiliate	69,140	55,910	13,230
Total cost of sales	$566,889	$335,882	$231,007

Cost of sales for the year ended December 31, 2004 increased to $566,889 from $335,882 for the year ended December 31, 2003. The overall increase in cost of sales of 69% from the prior year was directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2004 are costs of sales by our new subsidiary SRA Marketing.

GROSS PROFITS
Overall gross profits for the year ended December 31, 2004 to $1,350,653 from $680,326 for the year ended December 31, 2003. The overall increase in gross profits of approximately 99% was directly attributable to the overall increase in net sales in 2004 and increase in gross margins from Direct Sales of 74% and Direct Response of 110%. We attribute the increase in our profits to the growth in our BIOPRO Technology division in the US, Australia and New Zealand and profits from our new subsidiary SRA Marketing.

OPERATING EXPENSES
Total operating expenses for the year ended December 31, 2004 increased to $3,529,602 from $2,000,590 for the year ended December 31, 2003. The overall increase in expenses of approximately 76% over the prior year is discussed below in the discussions of Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the year ended December 31, 2004 increased to $763,769 from $334,779 for the year ended December 31, 2003. The increase of approximately 128% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the year ended December 31, 2004 increased to $300,399 from $216,769 for the year ended December 31, 2003, an increase of approximately 40% over the prior year. The overall increase was directly attributable to increased sales activities and the related costs that are captured in the order fulfillment area. These costs include shipping and costs of processing credit card transactions.

Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2004 increased to $790,953 from $706,351 for the year ended December 31, 2003. The increase of approximately 12% in sales and marketing expenses was due primarily to our efforts to launch BIOPRO Technology and expand internationally. Included in sales and marketing expense for 2004 are approximately $130,000 in expenses to expand and begin operations in Australia and New Zealand.

Also included in total sales and marketing expenses for the years ended December 31, 2004 and 2003 are non-cash expenses of $139,599 and $118,500, respectively, attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2004 increased to $1,674,481 from $742,691 for the year ended December 31, 2003. The overall increase in expenses between the years ended 2004 and 2003 was representative of our continued growth, and includes expenses for a full year of being a publicly reporting company as described below. Overall expenses increased approximately 125% over the prior year. Also included in general and administrative expense during 2004 are expenses attributable to inventory impairment of $184,000 due to the write off of certain of our inventories in the 2SIS product line.

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

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director. The minority interest relative to the loss for 2004 is included in the consolidated loss for the period. See "Certain Relationships and Related Party Transactions".

NET LOSS
Net loss for the year ended December 31, 2004 increased to $3,138,728 from $1,403,340 from the year ended December 31, 2003. The overall increase in net loss of approximately 58% from 2003 was due primarily to the overall increase in expenses we experienced during 2004 and was partially offset by the increase in gross profits generated during the same period.

LIQUIDITY AND FINANCIAL CONDITION
As of December 31, 2005, we had cash and cash equivalents of $314,656. At December 31, 2005, our current liabilities exceeded our current assets by $2,575,766.

On November 16, 2005, we received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for immediate payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice. As of March 31, 2006, we estimated the Mandatory Prepayment Amount to be approximately $5,210,000 which represents the outstanding principal on the 12% convertible notes, plus accrued interest and 130% in penalties. We are responding to our note holders and are taking actions to resolve the default through an amendment to our Articles of Incorporation to increase our authorized shares which will allow us to file a new registration statement to register the underlying shares upon conversion of the convertible notes. On April 6, 2006, we filed a Preliminary Schedule 14C with the Securities and Exchange Commission to advise our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. Upon the filing of a definitive Schedule 14C with the SEC, a copy will be simultaneously mailed to all shareholders of record on the record date and the amendment filed with the Secretary of State of Nevada shortly thereafter. There can be no assurance that we will come to a satisfactory outcome with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements. Failure to remedy this default or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

Based on currently available cash resources and pending a successful resolution of the Notice with the note holders, we may need to raise additional funds in mid 2006 to provide adequate working capital for FemOne to continue to operate and pursue our expansion and marketing plans. Our ability to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable remedy the default situation or to raise funds through contemplated sales of our equity or debt securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.

Management’s plans to obtain such resources include (1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to fund continuing operating working capital requirements and increase marketing efforts of all the Company’s product lines; and (2) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options.

During the years ended December 31, 2005 and 2004, the Company’s cash activities were as follows:

	2005	2004
Cash used for operating activities	$(1,529,089)	$(2,107,440)
Cash used for capital acquisitions	(179,038)	(65,054)
Cash provided by financing activities	1,289,594	2,891,142
Effect of change in currency on cash	12,721	--
Net increase (decrease) in cash	$(405,812)	$718,648

During the year ended December 31, 2005, cash provided by financing activities was primarily from the sale of 8% Callable Convertible Promissory Notes and Warrants. During the year ended December 31, 2004, cash provided by financing activities was from the sale of 12% Callable Convertible Promissory Notes and Warrants and shareholder loans.

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

The 12% Notes expire two years from the date of issuance and, at the option of the investors, are convertible into shares of our common stock at a conversion price equal to the lower of (1) the Applicable Percentage, as defined in the notes (50%), times the average of the three lowest intraday trading prices for our company's common stock as quoted by the Over the Counter Bulletin Board (“OTCBB”) during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75 per note. The 12% Notes accrue interest at the rate of 12% per year and interest payments are due quarterly. As of the date of this report, the investors have elected to have the interest payments converted to shares of common stock. Any amount of principal or interest which is not paid when due carries interest at the rate of 15%. In the event of a default on any of the notes, the investors may elect to demand us to pay them 130% of the principal and accrued interest and penalties owed on all notes. Until such time as they are converted or repaid, the 12% Notes are secured by a first lien upon all of our assets under a Security Agreement. The 12% Notes’ obligations are further guaranteed by a Guarantee and Pledge Agreement with our principal officers, who have pledged 50% of their individual stock holdings as collateral for the note obligations. In connection with the issuance of the 12% Notes, we issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share with a five year term from the date of issuance.

The 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of our company at a conversion price equal to the lower of (1) the Applicable Percentage, as defined in the notes (50%), times the average of the three lowest intraday trading prices for our company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12% Notes, described below, by a first lien upon the assets of our company under a Security Agreement covering all of our company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of our company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the 8% Notes, our company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share with a five year term from the date of issuance.

On March 23, 2006, the Company entered into an amendment to the 8% and 12% Notes to amend the conversion price equal to the lesser of $0.40 and (ii) the Variable conversion price, as defined in the notes. The Applicable Percentage as such term is defined in the Notes was amended to be 40%. On March 31, 2006, The Company entered into an amendment to amend the exercise price of the warrants underlying the 8% and 12% Notes in aggregate of 53,000,000 to 17,666,667 shares exercisable at $0.06 per share; 17,666,667 exercisable at $0.15 per share and 17,666,666 at 0.20 per share. The term of the warrants was extended to March 31, 2011.

Under the terms of the 8% Notes we are required to register the shares underlying the 8% Notes and the warrants with the SEC within 30 days of the request for registration by the note holders.

Under the terms of the 12% Notes we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements. The Registration Statement on Form SB-2 was declared effective on September 9, 2004 registering 75,167,857 shares of common stock underlying the 12% Notes and warrants. To date, all of the shares registered under this registration statement in connection with the conversion of convertible notes have been issued to the holders of the Notes. Based on our current stock price, it is necessary for us to file a new registration statement as early as possible after we have filed an amendment to our Articles of Incorporation to increase our authorized number of shares as described in our preliminary Schedule 14C filed on April 6, 2006.

Under the terms of the 8% Notes, we are required to register the common shares underlying the notes and warrants within 30-days of receipt of a request for registration from the note holders. To date we have not received this request.

Under the terms of both the 12% Notes and 8% Notes, together with our their ancillary agreements, (collectively referred to as the “Notes”), we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days. Based upon the price of our common stock on March 31, 2006, the total number of shares which we are required to have on reserve against the conversion of the Notes and exercise of the warrants is 390,711,596, which is greater than the number of authorized shares of common stock which we currently have available to us. Under the terms of the Notes, this default would require us to pay a penalty to the note holders until the date on which such default can be cured.

In an effort to have sufficient shares of common stock necessary to fulfill our contractual obligations under the 8% Notes and the 12% Notes as well as to have authorized shares of stock available for any possible subsequent financings and/or acquisitions, we plan to increase our authorized shares of common stock from five hundred million shares of common stock to ten billion shares of common stock. On October 18, 2005, we filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”) with respect to a planned shareholder meeting to obtain shareholder approval to increase our authorized shares, as well as other proposals. We determined not to proceed with the Schedule 14A and on April 6, 2006, a preliminary Schedule 14C with the SEC to advise shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to increase our authorized common stock, par value $0.001, to five billion (5,000,000,000) shares and to change our name to ACTIS Global Ventures, Inc. After we have cleared all comments with the SEC and have filed a definitive Schedule 14C with the SEC, a copy will be simultaneously mailed to all shareholders of record on the record date and we will proceed to file an amendment to our Articles of Incorporation.

As of December 31, 2005, we have convertible notes outstanding in aggregate of $3,694,470, and accrued interest payable related to these notes of $225,368. Based on the default described above the related principal balance and related unamortized debt discount are reclassified as current as of December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS

The following documents form part of the report on the Financial Statements:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None - Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our executive management, including our Chief Executive Officer/Chief Financial Officer and our President, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing of this annual report. Based on that evaluation, our executive management, including our CEO and CFO and our President, concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures mean the controls and other procedures that we have implemented and which are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (A) is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission, and (B) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer and our President to allow timely decisions on required disclosure. In addition, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the fiscal quarter ended December 31, 2005 which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting which we have implemented.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of March 31, 2006, are as follows:

Name	Age	Position
Ray W. Grimm, Jr.	60	Chief Executive Officer Acting Chief Financial Officer and Director
Alfred Hanser	34	President, Secretary and Director
Joseph V. Caracciolo	60	Director

Below are brief descriptions of the background and business experience for the past five years of each of our directors.

Mr. Grimm founded FemOne in March 2002 and has served as its Chief Executive Officer and a Director since inception. From September 1999 to March 2002, Mr. Grimm worked as a Direct Sales industry consultant, and assisted in the launch of Orenda International, a Direct Sales nutritional distribution company. From 1989 to 1999, Mr. Grimm was the President of Body Wise International, a company engaged in the distribution of nutritional products. Since November 2005, Mr. Grimm has served as a director of Dickie Walker Marine, a publicly traded company, (OTCBB:DWMA). Mr. Grimm is president of the California State Board of Childhelp USA.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish FemOne with copies of all Section 16(a) forms they file. Based on our review of the filings for the year ended December 31, 2005, Mr. Grimm filed one delinquent report, Mr. Hanser and Mr. Caracciolo each filed two delinquent reports.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
The table below summarizes all compensation awarded to, earned by, or paid to Ray Grimm and Alfred Hanser, comprising all of the directors and executive officers of FemOne, Inc. (our “named executive officers”) for all services rendered to us in all capacities for the current fiscal year.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation					Awards		Payouts
	Year	Salary (1)	Bonus	Other Compensation	Restricted Stock Awards ($)	Securities underlying Options/SARS (#)	LTIP Payouts	All Other Compensation
Ray W. Grimm, Jr.	2005	$150,000	$58,350	-	-	-	-	-
Chief Executive Officer	2004	$132,000	$5,451	-	-	-	-	-
and Chief Financial Officer	2003	$132,000	-	-	-	-	-	-
Alfred Hanser	2005	$144,000	$58,350	-	-	-	-	-
President and Secretary	2004	$108,000	$5,451	-	-	-	-	-
	2003	$108,000	-	-	-	-	-	-

1) The annual salary column above represents salaries paid and accrued for the years ended December 31, 2005, 2004, and 2003, respectively, for each of Mr. Grimm and Mr. Hanser.

a). Mr. Grimm’s annual compensation was adjusted in 2005 to $156,000 from $132,000 pursuant to the terms of our employment agreement with Mr. Grimm. During 2002, Mr. Grimm received payment of $27,500 in salaries, and deferred payments from prior years in the amount of $49,500. During 2003, Mr. Grimm received payment of $44,000 in salaries and deferred payments from prior years in the amount of $88,000. During 2004, Mr. Grimm deferred payment of $71,500 of salaries. Between July and October, 2004, Mr. Grimm was repaid a total of $169,484 of deferred salaries. During 2005, Mr. Grimm deferred his monthly increase per his employment agreement in aggregate of $18,000. As of December 31, 2005, our balance due to Mr. Grimm for deferred salaries is $57,516. Pursuant to the employment agreement, Mr. Grimm earns a bonus on monthly sales. As of December 31, 2005, Mr. Grimm has accrued bonus due of $58,287. On December 21, 2005, Mr. Grimm agreed to convert net deferred salary of $15,000 into shares of common stock. On March 17, 2006, 1,500,000 shares of common stock were issued to Mr. Grimm related to this agreement.

b). Mr. Hanser’s annual compensation was adjusted in 2005 to $132,000 under his employment and $18,000 for his services to SRA Marketing. During 2003, Mr. Hanser received payment of $40,500 in salaries and deferred payments from prior years in the amount of $67,500. During 2004, Mr. Hanser deferred payment of $58,500 of salaries. Between July and October, 2004, Mr. Hanser was repaid a total of $135,390 of deferred salaries. In April 2005, Mr. Hanser was repaid a total of $17,500 of deferred salaries through the issuance of common stock for the net after tax amount of $15,555. During 2005, Mr. Hanser deferred his monthly increase per his employment agreement in aggregate of $18,000. As of December 31, 2005, our balance due to Mr. Hanser for deferred salaries is $31,610. Pursuant to the employment agreement, Mr. Hanser earns a bonus on monthly sales. As of December 31, 2005, Mr. Hanser has accrued bonus’ due of $63,801. On December 21, 2005, Mr. Hanser agreed to convert net deferred salary of $25,000 into shares of common stock. On March 17, 2006, 2,500,000 shares of common stock were issued to Mr. Hanser related to this agreement.

STOCK OPTION GRANTS
We did not grant any stock options to our named executive officers during our fiscal years ended December 31, 2005 or 2004. We have also not granted any stock options to our named executive officers since December 31, 2005.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES
No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2005 or 2004. No stock options have been exercised by our named executive officers since December 31, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 14, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the shareholders listed below possess (or would possess) sole voting and investment power with respect to the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class(2)
Common Stock	Ray W. Grimm, Jr.(1)	66,905,836	42.54%
Common Stock	Alfred Hanser(1)	11,379,975	7.24%
Common Stock	Joseph V. Caracciolo(1)	1,254,260.80%

Common Stock	Total Officers and Directors as a Group (three persons)	79,540,071	50.57%

(1)	The address for Mr. Grimm, Mr. Hanser and Mr. Caracciolo is 1905 Aston Avenue, Suite 101, Carlsbad, California, 92009.
(2)	Based on 157,285,122 shares outstanding as of March 31, 2005.

It is believed by us that all persons listed above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, and/or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be the beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days from the date this report is filed (such as through the exercise of options or warrants to purchase our common stock).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or executive officers
•	any person proposed as a nominee for election as a director
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock
•	any of our promoters
•	any relative or spouse of any of the foregoing persons who lives at the same address as such person

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

SUBLICENSE AGREEMENT WITH ALFRED HANSER
In May 2002, FemOne entered into a sublicense agreement with Alfred Hanser for the exclusive right to distribute CHANNOINE® Cosmetics products through Direct Sales and network marketing in the United States, Canada and Mexico. In exchange for this sublicense, FemOne issued shares of common stock equivalent to the cost of the license agreement which was $216,667. The sublicense agreement is effective for an initial term of five years, and includes five consecutive options to extend the term for additional five year periods (for a total term of thirty years), for no additional consideration. The shares of common stock underlying this agreement were issued by the privately held FemOne California. In connection with the merger transaction, Mr. Hanser received 323,356 shares of common stock for his percentage of holdings in the California corporation on the date of the merger and his participation in the prorated share allocation of 1,000,000 shares to the California shareholders. In December 2004, Mr. Hanser transferred the rights to the Direct Response Television Shopping channel to the Company for a nominal fee.

STOCKHOLDER LOANS
From time to time, Mr. Grimm and Mr. Hanser have provided loans to us pursuant to unsecured Promissory Notes. Such notes accrue interest at a rate of 8% per annum. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to convert their outstanding shareholder loans into common stock. As of December 31, 2005, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $411,733 and $3,069, respectively. On March 17, 2006, the Company issued 41,173,265 shares to Mr. Grimm and 306,875 shares to Mr. Hanser as payment for these shareholder loans. The Company has no further obligation under these loans.

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

FEMONE/BIOPRO CANADA
In May 2002, we assigned the Canadian distribution rights to all of FemOne’s products which were eligible for sale in Canada, in exchange for 38.75% of the total ownership interests in FemOne Canada, Inc., (“FemOne/BioPro Canada). In July 2003, this agreement was amended to decrease the portion of our ownership to 30%. The agreement provides that we supply Canada with inventory and marketing aids at a price equal to cost. For the years ended 2005 and 2004, we recorded sales to Canada for their inventory purchases of $146,333 and $69,140, respectively. The agreement also called for compensation in the form of stock for certain consulting services related to sales and marketing efforts by the President of FemOne Canada. The Company has reserved for issuance 448,513 shares of our common stock pursuant to this agreement. The Company has no further obligation to compensate Mr. Page with shares of its common stock under this agreement. In December 2004, the agreement was amended to increase our portion of ownership to 38.75% for nominal consideration.

In August 2004, FemOne/BIOPRO Canada formed a division to market certain of our licensed products through the direct response television marketing channel in Canada. We provided assistance in the form of a shareholder loan in the amount of $35,646 to FemOne/BIOPRO Canada for inventory purchases. Between January and June 2005, all of this loan was repaid.

BIOPRO AUSTRALASIA, PTY, LTD.
In October 2004, we formed a subsidiary, BIOPRO Australasia Pty Ltd, an Australian company, to expand our operations into the direct selling markets of Australia and New Zealand. We own 90% of BIOPRO Australasia, the remaining 10% is owned by Mr. Kenneth Newton, the former managing director of BIOPRO Australasia.

SRA MARKETING, INC.
In December 2004, we formed a subsidiary, SRA Marketing, Inc. to market our licensed products in the United States through Direct Response Television Marketing. We own 51% of SRA Marketing, the remaining 49% is owned by a company owned by Mr. Steven Page, president of our affiliate, FemOne/BIOPRO Canada. Mr. Page provides management services in exchange for a small management fee. To assist SRA Marketing with its initial inventory requirements, loans were provided by FemOne, and ROSTCO, a private company owned by Steven Page. Currently, we are negotiating definitive shareholders and long-term management agreements with ROSTCO, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect.

FAMILY RELATIONSHIP
Since November 2003, certain of the members of Mr. Grimm’s family participated as independent sales representatives. During the years ended December 31, 2005 and 2004, they were paid commissions of $206,577 and $94,583, respectively, related to their participation in the direct selling organization

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

10.21	Security Agreement dated July 23, 2004 between the Registrant, AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (7)
10.22	Distribution and Sublicense Agreement between Alfred Hanser and the Registrant(7)
10.23	Securities Purchase Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (9)
10.24	Form of Callable Secured Convertible Note dated June 30, 2005 (9)
10.25	Form of Stock Purchase Warrant dated June 30, 2005 (9)
10.26	Registration Rights Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (9)
10.27
Intellectual Property Security Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (9)

10.28	Security Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (9)
10.29	Guaranty and Pledge Agreement dated June 30, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (9)
10.30
Amendment to 8% and 12% Callable Secured Promissory Notes by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (10)

10.31	Amendment to Stock Purchase Warrants by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (10)
16.1	Letter on change in certifying accountant dated September 30, 2002 from Morgan & Company (2)
16.2	Letter on change in certifying accountant dated February 17, 2004 from Dohan & Company (5)
16.3	Letter on change in certifying accountant dated March 17, 2004 from Amisano Hanson, Chartered Accountants (6)
16.4	Letter on change in certifying accountant dated March 20, 2004 from Dohan & Company (6)
31.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)(12)

(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9)	Filed as an exhibit to Form 8-K filed November 21, 2005
(10)	Filed as an exhibit to Form 8-K filed March 29, 2006
(11)	Filed as an exhibit to Form 8-K filed April 6, 2006
(12)	Filed as an exhibit to this Report on Form 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The company has appointed Peterson & Co., LLP to serve as its independent auditors for the years ended December 31, 2005 and 2004. During 2005 and 2004, the services were performed by Peterson & Co, and the related fees were as follows:

	2005	2004
Audit Fees	$69,283	$49,371
Audit Related Fees	7,491	$2,135
Tax Fees	27,714	$16,008
All Other Fees	-	-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

By:	/s/ Alfred Hanser

Alfred Hanser, President, Secretary and Director Date: April 17, 2006

By:	/s/ Joseph V. Caracciolo

Joseph V. Caracciolo Director Date: April 17, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Ray W. Grimm, Jr.
Ray W. Grimm, Jr., Chief Executive Office and Acting Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: April 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
FemOne, Inc.
Carlsbad, California

We have audited the accompanying consolidated balance sheets of FemOne, Inc. (the “Company”) as of December 31, 2005, and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FemOne, Inc. and subsidiaries as of December 31, 2005, and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            /s/ Peterson & Co., LLP
            San Diego, California
            April 14, 2006

FemOne, Inc.

FemOne, Inc.
Consolidated Balance Sheets
As of December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets
Cash	$314,656	$720,468
Accounts receivable	137,372	261,888
Accounts receivable, related party	29,195	63,110
Inventory	729,629	370,958
Inventory deposits	118,361	109,570
Prepaid and other current assets	126,857	37,069
Prepaid interest on convertible debt	-	126,348
Total current assets	1,456,070	1,689,411

Property and equipment
Computer and office equipment	127,014	25,129
Warehouse equipment	13,467	3,681
Furniture and fixtures	29,090	8,114
Leasehold improvements	50,562	4,171
Software	41,250	41,250
	261,383	82,345
Less: accumulated depreciation	(68,423)	(31,105)
Property and equipment, net	192,960	51,240

Other assets
Sublicense agreement, net	171,167	177,667
Website development, net	1,232	11,480
Intellectual property, net	39,750	50,350
Deferred debt issue costs	237,172	323,645
Deposits	177,661	5,393
Total other assets	626,982	568,535
Total assets	$2,276,012	$2,309,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$722,092	$351,730
Accrued liabilities	47,092	15,859
Accrued interest, related party	114,792	75,446
Accrued interest, convertible notes	225,368	--
Accrued commissions	269,453	129,392
Accrued payroll and payroll tax	269,507	71,532
Deferred compensation	95,944	76,011
Deferred rent	51,435	--
Notes payable - related parties	339,159	86,828
Warrant derivative liability	219,489	--
Convertible notes payable, net	1,677,505	--
Total current liabilities	4,031,836	806,798
Long-term liabilities
Notes payable - related party	--	648,725
Convertible notes payable, net	--	473,336
Minority interest in subsidiaries	52,279	43,523
Total liabilities	4,084,115	1,972,382

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 500,000,000 common shares, $.001 par value, authorized at December 31, 2005 and December 31, 2004, 111,707,051 and 32,501,773 shares issued and outstanding	111,708	32,503
Additional paid in capital	6,529,428	5,744,587
Accumulated deficit	(8,461,960)	(5,440,286)
Accumulated other comprehensive income	12,721	--
Total stockholders’ equity (deficit)	(1,808,103)	336,804

Total liabilities and stockholders’ equity (deficit)	$2,276,012	$2,309,186

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004

	2005	2004
REVENUES
Product sales	$7,754,509	$1,917,542
Cost of sales	1,666,659	566,889
GROSS PROFIT	6,087,850	1,350,653

EXPENSES
Sales commissions	3,175,124	763,769
Order fulfillment costs	644,124	300,399
Sales and marketing	2,250,894	790,953
General and administrative	2,064,001	1,674,481
Total operating expenses	8,134,143	3,529,602
NET LOSS FROM OPERATIONS	(2,046,293)	(2,178,949)

OTHER INCOME (EXPENSES)
Amortization of debt discount	(2,359,370)	(860,084)
Gain on warrant derivative liability	1,440,723	-
Interest and finance charges	(56,382)	(60,284)
Other income (expense)	8,404	(788)
Total other income (expenses)	(966,625)	(921,156)

LOSS BEFORE MINORITY INTEREST	(3,012,918)	(3,100,105)

MINORITY INTEREST IN SUBSIDIARIES	8,756	38,623

NET LOSS	$(3,021,674)	$(3,138,728)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.04)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic and Diluted	72,104,412	29,320,391

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the years ended December 31, 2005 and 2004

	Number Of Shares	Common Stock	Additional Paid in Capital	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2003	26,139,009	$26,140	$1,946,812	$(2,301,558)	--	$(328,606)
Issuance of shares from the conversion of convertible notes payable, net of debt issuance costs	5,000,000	5,000	161,839			166,839
Issuance of shares for retirement of debt	1,025,764	1,026	50,262			51,288
Issuance of shares for purchase of technology	100,000	100	27,900			28,000
Issuance of shares for compensation	237,000	237	190,520			190,757
Discount on convertible notes payable			3,000,000			3,000,000
Compensation expense for shares subscribed			139,599			139,599
Compensation expense for issuance of stock purchase warrants			216,440			216,440
Compensation expense for issuance of stock options			11,215			11,215
Net loss				(3,138,728)		(3,138,728)
Balance, December 31, 2004	32,501,773	32,503	5,744,587	(5,440,286)	--	336,804
Issuance of shares from the conversion of convertible notes payable, net of debt issuance costs	66,080,000	66,080	486,920			553,000
Issuance of shares for retirement of debt	12,575,758	12,576	337,424			350,000
Issuance of shares for payment of deferred salaries	566,920	566	14,989			15,555
Cancellation of shares	(17,400)	(17)	17			--
Discount on convertible notes payable			1,500,000			1,500,000
Reclassification of derivatives			(1,660,213)			(1,660,213)
Compensation expense for issuance of stock purchase warrants			91,652			91,652
Compensation expense for issuance of stock options			14,052			14,052
Foreign currency translation					$12,721	12,721
Net loss				(3,021,674)		(3,021,674)
Balance, December 31, 2005	111,707,051	$111,708	$6,529,428	$(8,461,960)	$12,721	$(1,808,103)

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,021,674)	$(3,138,728)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	64,666	46,027
Non-cash interest expense - related party	--	4,287
Options issued as compensation	14,052	11,215
Stock-based compensation	91,652	546,835
Amortization of debt discount and prepaid interest	2,359,370	668,136
Gain on fair value of warrants	(1,440,723)	--
Minority interest in subsidiaries	8,756	43,523
Change in operating assets and liabilities::
Increase (decrease) in accounts receivable	124,516	(251,201)
Decrease (increase) in accounts receivable - related party	33,915	(63,110)
Decrease (increase) in inventory	(358,671)	35,180
Increase in inventory deposits	(8,791)	(109,570)
Increase in prepaid expenses	(89,788)	(26,491)
Increase in deposits	(172,268)	(954)
Increase in accounts payable	370,361	123,479
Increase in accrued liabilities	31,233	9,909
Increase in accrued interest, related party	39,346	48,376
Increase in accrued payroll and payroll related expenses	197,975	57,295
Increase in accrued commissions	140,061	91,925
Increase in deferred rent	51,435	--
Increase (decrease) in deferred compensation and accrued expenses	35,488	(203,573)
Net cash used in operating activities	(1,529,089)	(2,107,440)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(179,038)	(12,054)
Purchase of intellectual property	--	(53,000)
Net cash used in investing activities	(179,038)	(65,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible notes payable	1,500,000	3,000,000
Deferred debt issue costs incurred on convertible notes payable	(164,012)	(323,645)
Payment of prepaid interest - convertible notes payable	--	(126,348)
Proceeds from notes payable, related parties	135,150	400,135
Repayment of notes payable, related parties	(181,544)	(59,000)
Net cash provided by financing activities	1,289,594	2,891,142

Effect of changes in currency on cash	12,721

Net increase (decrease) in cash	(405,812)	718,648
Cash and cash equivalents at beginning of year	720,468	1,820
Cash and cash equivalents at end of year	$314,656	$720,468
SUPPLEMENTAL DISCLOSURES
Interest Paid	$-	$-
Income Taxes Paid	$1,600	$1,600

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in exchange for related party loan	$350,000	$51,288
Shares issued as payment for deferred salaries	$15,555	--
Shares issued for convertible note, net	$553,000	$166,839
Shares issued for purchase of intellectual property	--	$28,000

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

FemOne markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products developed using Energy Resonance Technology that management believes to be a new generation in wellness solutions, designed to create an improved overall sense of wellbeing for people living in environments that are highly electro-polluted and/or saturated with other external stressors. During 2005 and 2004, the Company sold through its FemOne division three product lines, nutritional products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel The Company owns 51% of SRA Marketing. In August 2005, the Company formed its subsidiary BIOPRO Asia to market its BIOPRO products in the Philippines.

On October 17, 2005, the Company filed a Preliminary Proxy statement on Schedule 14A where it is seeking shareholder approval to change its name to Actis Global Ventures, Inc.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception totaling $8,461,960 through December 31, 2005, and as of December 31, 2005 has a working capital deficit of $2,575,766.

The financial statements for the years ended December 31, 2005 and 2004 included a statement from the Company's auditors that there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FemOne, Inc.
Notes to the Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts, after inter-company eliminations, of the Company and its majority owned subsidiaries, BIOPRO Australasia and SRA Marketing. The Company uses the equity method of accounting for investments in affiliates which are owned 50% or less.

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

ADVERTISING
Advertising costs are charged to expense as incurred. During the years ended December 31, 2005 and 2004, the Company incurred $21,302 and $229 in advertising expenses.

INVENTORY
Inventories consist of finished goods and are valued at the lower of cost or market, on the first-in, first-out method.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives, ranging between three and seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred, additions and betterments which extend the life of the asset are capitalized. Depreciation expense was $37,318 and $17,156 for the years ended December 31, 2005 and 2004, respectively.

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

SFAS No. 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: divided yield of zero percent, risk-free interest rate of 3.29%, expected life of five years, and expected volatility of 337%. The following assumptions were used for grants in fiscal 2005: dividend yield of zero percent, risk free interest rate of 4.39%, expected life of five years, and expected volatility of 114.12%.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's Proforma net loss and loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net Loss
As reported	$(3,021,674)	$(3,138,728)
SFAS No. 123 effect	(168,621)	(124,368)

Pro forma net loss	$(3,190,295)	$(3,263,096)
Loss per share
As reported	$(0.04)	$(0.11)
Pro forma	$(0.04)	$(0.11)
Basic and diluted weighted average shares outstanding	72,104,412	29,320,391

FemOne, Inc.
Notes to the Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock option activity for the years ended December 31, 2005 and 2004 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2003	2,492,906	$0.22
Issued	--	--
Cancelled	--	--
Exercised	--	--
Outstanding at December 31, 2004	2,492,906	$0.22
Issued	6,475,000	$0.01
Cancelled	(1,954,196)	$0.26
Exercised	--	--
Outstanding at December 31, 2005	7,013,710	$0.02

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	9.98	$0.01	5,475,102	$0.01
$0.05 - $0.50	538,710	7.36	$0.09	405,250	$0.08
	7,013,710			5,880,357

FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable approximate their fair values, as interest approximates market rates.

FOREIGN CURRENCY TRANSLATION
We transact business in various foreign currencies. Generally, the functional currency of a foreign operation is the local country's currency. Accordingly, the assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the end of each reporting period while revenue and expense accounts are translated at weighted average rates during the period and equity is translated at historical rates. Foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income.

COMPREHENSIVE INCOME (LOSS)
Translation adjustments related to the Company’s foreign operations are included in other comprehensive income and reported separately in stockholders’ equity (deficit). The Company recorded a $12,721 of foreign currency translations as other comprehensive income for the year ended December 31, 2005.

WARRANT DERIVATIVE LIABILITY
 The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, ad the corresponding non-cash gain or loss is recorded current period earnings.

FemOne, Inc.
Notes to the Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and accounts receivables. As of December 31,2005, substantially all of the Company’s cash and cash equivalents were held at banks within the United States and management believes are of high credit quality. Concentration of credit risk with respect to accounts receivable is primarily limited to the Company’s merchant clearing its credit card transactions and accounts receivable from its subsidiary from its customer SHOP NBC. Management believes its credit risk is minimal with regards to its merchant receivables and receivable from SHOP NBC.

CONCENTRATION OF VENDOR RISK
The Company imports certain of its BIOPRO Technology products from manufacturing suppliers located in foreign countries. The Company purchases its inventories in large quantities to allow for delays in production and delivery.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and non-public companies.

We will adopt the implementation of the above pronouncement for the year ended December 31, 2006 using the modified prospective application method which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under the revised SFAS No, 123 (Statement 123(R)). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net loss and loss per share under Stock Based Compensation discussed above.

FemOne, Inc.
Notes to the Financial Statements

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On June 7, 2005, FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on its financial statements or results of operations.

In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140." This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have bee issued for the financial year. The Company does not expect that the adoption of SFAS No.155 will have a material effect on the Company's financial statements or its results of operations.

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

Intellectual property costs are recorded in accordance with Statement of Financial Accounting Standards 141, "Goodwill and Other Intangibles," which entitles the company to capitalize the costs for the purchase of intellectual property and amortize the costs over the expected life of the asset.

FemOne, Inc.
Notes to the Financial Statements

NOTE 4: INTANGIBLE ASSETS (CONTINUED)

At December 31, 2005 and 2004 the gross carrying amount and accumulated amortization for acquired intangible assets is as follows:

December 31, 2005	Gross Carrying Amount	Accumulated Amortization

Website development	$51,767	$50,534
Sublicense agreement	195,000	23,833
Intellectual Property	53,000	13,250
	$299,767	$87,618

December 31, 2004	Gross Carrying Amount	Accumulated Amortization

Website development	$51,767	$40,287
Sublicense agreement	195,000	17,333
Intellectual Property	53,000	2,650
	$299,767	$60,270

Amortization expense was $27,348 and $28,871 for the years ended December 31, 2005 and 2004, respectively. The aggregate amortization expense over the next five succeeding years is estimated as follows:

Year Ending	Aggregate
December 31,	Amortization Expense
2006	18,332
2007	17,100
2008	17,100
2009	14,450
2010	6,500

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of December 31, 2005 and December 31, 2004, convertible notes payable were as follows:

	December 31, 2005	December 31, 2004
8% Convertible Notes
Convertible notes payable	$1,500,000	$-
Discount on convertible notes	(1,250,000)	-
Convertible notes payable ,net	$250,000	$-

12% Convertible Notes:
Convertible notes payable	$2,194,470	$2,805,200
Discount on convertible notes	(766,965)	(2,331,864)
Convertible notes payable ,net	$1,427,505	$473,336
Convertible notes payable, net	$1,677,505	$473,336

FemOne, Inc.
Notes to the Financial Statements

NOTE 5: CONVERTIBLE NOTES PAYABLE (CONTINUED)

At December 31, 2005 the Company is in default on both the 8% and 12% convertible note agreements pending receipt of shareholder approval for an increase in the number of authorized shares of the Company’s common stock (See Note 16). Accordingly, the convertible notes payable, net balance of $1,677,505 at December 31, 2005 which is comprised of outstanding principal and debt discount balances at December 31, 2005 of $3,694,470 and $2,016,965, respectively, has been reclassified as a current liability. The outstanding aggregate principal and debt discount balances at December 31, 2004 were $2,805,200 and $2,331,864.

8% Convertible Notes and Warrants

On June 30, 2005, the Company received gross proceeds of $1,500,000 from the sale of 8% Callable Secured Convertible Notes (the “8% Notes”) and warrants.

The 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes at 50% times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12% Notes, described below, by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the 8% Notes, the Company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share exercisable for five years from the date of issuance. On March 23, 2006 and March 31, 2006, the Convertible Note and Warrant agreements were amended, see Note 16.

The Company determined the fair value of the warrants issued in connection with the 8% Notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $634,306. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2005 the Company recorded interest expense of $105,718, resulting from the debt discount amortization.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $865,694 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2005, the Company recorded interest expense of $144,282 resulting from the amortization of the beneficial conversion feature.

At December 31, 2005, the remaining debt discount balance attributable to the warrants and beneficial conversion feature were $528,588 and $721,412, respectively, and the outstanding principal balance on the 8% Notes was $1,500,000.

12% Convertible Notes and Warrants

Between July and October 2004, the Company received gross proceeds of $3,000,000 from the sale of 12% Callable Secured Convertible Notes (the “12% Notes”) and Warrants (the “Warrants”).

The Company has recorded prepaid interest and prepaid financing costs related to the $3,000,000 of 12% Notes totaling $240,000 and $429,899, respectively. As of December 31, 2005, $240,000 of prepaid interest has been expensed and $329,403 of prepaid financing costs has been expensed. The balance of unamortized prepaid financing costs of $100,496 will be expensed over the life of the notes or applied towards the pro-rata portion of the principal with each conversion into common stock.

FemOne, Inc.
Notes to the Financial Statements

NOTE 5: CONVERTIBLE NOTES PAYABLE (CONTINUED)

The 12% Notes expire two years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes at 50% times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the Note, the Company issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share exercisable for five years from the date of issuance. On March 23, 2006 and March 31, 2006, the Convertible Note and Warrant agreements were amended, see Note 16.

The Company determined the fair value of the warrants issued in connection with the 12% Notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $1,025,907. The recorded debt discount will be amortized as non-cash interest expense over the term of the debt. During year ended December 31, 2005, the Company had recorded interest expense of $541,455 resulting from the debt discount amortization.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $1,974,093 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature will be amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2005, the Company had recorded interest expense of $1,014,442, resulting from the debt discount from the amortization of the beneficial conversion feature.

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

From October 2004 through December 31, 2005, the Company issued 71,080,000 shares of its common stock for the conversion of total principal on the 12% Notes of $719,839, which is recorded net of related debt issuance costs totalling $85,691. Between January 1, 2005 and December 31, 2005, 66,080,000 of these shares were issued for the conversion of $553,000 of principal which is recorded net of related debt issuance costs totaling $57,730,

At December 31, 2005, the remaining debt discount balances attributable to the warrants and beneficial conversion feature were $214,421 and $522,544, respectively, and the outstanding principal balance on the 12% Notes was $2,194,470.

On March 23, 2006, the Company entered into an amendment to the 8% and 12% Notes to amend the conversion price equal to the lesser of $0.40 and (ii) the Variable conversion price, as defined in the notes. The Applicable Percentage as such term is defined in the Notes was amended to be 40%. On March 31, 2006, The Company entered into an amendment to amend the exercise price of the warrants underlying the 8% and 12% Notes in aggregate of 53,000,000 to 17,666,667 shares exercisable at $0.06 per share; 17,666,667 exercisable at $0.15 per share and 17,666,666 at 0.20 per share. The term of the warrants was extended to March 31, 2011. See Note 16.

FemOne, Inc.
Notes to the Financial Statements

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

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 114.42%, risk free interest rate of 4.39% and a remaining contractual life ranging from 3.57 to 4.50 years, the aggregate fair value of the warrant derivative liability at December 31, 2005 was determined to be $219,489. Based on this revaluation, the Company has recorded non-cash gains for the year ended December 31, 2005 of $1,440,723 with a corresponding decrease in the $1,660,213 warrant derivative liability recorded at the time of revaluation.

NOTE 7: DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad California. The lease agreement allows for two months free rent for the second and third months of the lease. The lease further allows for increases in the monthly payments annually during the term of the lease. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. The lease allowed for four months free rent for the initial four months of the lease. At December 31, 2005, the Company had recorded deferred rent related to these agreements in the amount of $51,435.

NOTE 8: INVESTMENT IN AFFILIATE

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

The summarized unaudited financial information of FemOne Canada for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Assets	$159,000	$99,000
Liabilities	(476,000)	(618,000)
Deficit	(317,000)	$(519,000)

	2005	2004

Revenues	$1,071,000	$387,000
Net profit (loss)	$26,000	$(113,000)

FemOne, Inc.
Notes to the Financial Statements

NOTE 8: INVESTMENT IN AFFILIATE (CONTINUED)

As a result of recording losses from FemOne Canada totaling $41,085 for the year ended December 31, 2003 the recorded value of the Company's investment in FemOne Canada was reduced to zero at December 31, 2003. Accordingly, the Company discontinued applying the equity method during 2003, resulting in the non-recognition of additional losses for the year ended December 31, 2003 and 2004 of $29,490 and $43,926, respectively. The Company will resume the application of the equity method once its share of FemOne Canada's net income equals the total of the net losses not recognized during the period the equity method was suspended. The Company’s portion of the net income for 2005 is $9,917, which will be offset against the net losses not previously recognized.

NOTE 9: MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At December 31, 2005 and December 31, 2004, minority interest in the equity of the subsidiaries is $52,279 and $43,523. For the years ended December 31, 2005 and December 31, 2004, the Company recorded expense related to minority interests in subsidiaries of $8,756 and $38,623, respectively.

NOTE 10: COMMON STOCK

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

In January 2003, 719,784 shares were issued to Mr. Grimm in exchange for forgiveness of a loan in the amount of $39,000. In July 2003, the Company issued 2,733,966 shares of Common Stock to private investors raising $1,209,057, net of issuance costs of $82,800. In September 2003, a convertible note receivable in the amount of $150,000 was converted into 300,000 shares of common stock. In October 2003, the Company entered into a business combination and recapitalized 25,113,609 shares of common stock into equity through a reverse merger and issued 1,000,000 shares of its common stock in exchange for cancellation of 12,366,550 shares of common stock. In November 2003, the Company issued 17,400 shares of Common Stock to a consultant. The Company recorded compensation expense of $17,748 related to the services performed. In December 2003, the Company issued 8,000 shares of Common Stock to certain of its independent sales representatives as a bonus for meeting certain performance related sales target.

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

NOTE 10: COMMON STOCK (CONTINUED)

In April 2004, the Company entered into a Retainer Agreement with legal counsel for one year of services. The agreement calls for payment of services in the form of 125,000 shares of free-trading common stock of the Company. In December 2004, these shares were returned by the holder to the Company and the shares have been removed from registration.

In April 2004, the Company issued 100,000 shares of its common stock valued at $84,000 for investor relations services. In June 2004, the Company issued 25,000 shares of common stock valued at $11,250 for investor relations services. Between January and April 2004, the Company issued 4,000 shares valued at $3,105 to certain consultants for awards for contests. In June 2004, the Company issued 1,000 shares of common stock valued at $400 for sales and marketing consulting services.

In September 2004, the Company issued an aggregate total of 100,000 shares of common stock valued at $28,000 as partial consideration for the purchase of intellectual property rights.

In October 2004, the Company issued a stock purchase warrant exercisable into 1,000,000 shares of common stock at an exercise price of $0.37 per share pursuant to a one-year consulting agreement for financial and business consulting. The Company values the warrants using the Black-Scholes pricing model at $366,966, which would be recorded over the life of the agreement. The consulting agreement was cancelled in March 2005 and the consultants returned the warrant to the Company. From October 2004 through March 2005, the Company recorded $182,944 of expense related to these warrants, representing $91,472 during the year ended 2005 and $91,472 during the year ended 2004. The Company has no further obligation under the terms of the warrant or the consulting agreement.

In November 2004, the Company issued an aggregate of 1,025,764 shares of common stock to Mr. Grimm and Mr. Hanser to repay principal and accrued interest on a loan of $51,288. Mr. Grimm received 586,122 shares Mr. Hanser received 439,642 shares. There are no further obligations under these loans.

During the year ended December 31, 2004, the Company issued an aggregate of 5,000,000 shares of common stock for conversion of $166,839 of convertible notes payable, which is recorded net of related debt issue costs of $27,961.

On April 15, 2005, the Company issued 7,575,758 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $250,000.

On April 22, 2005, the Company issued 566,920 shares of common stock to Alfred Hanser as payment of deferred salaries in the net amount of $15,555.

On May 13, 2005, the Company issued 5,000,000 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $100,000.

In December 2005, the Company cancelled 17,400 shares of common stock issued to a consultant in November 2003 at the consultant’s request.

During the year ended December 31, 2005, the Company issued an aggregate of 66,080,000 shares of common stock for conversion of $553,000 of convertible notes payable, which is recorded net of related debt issue costs of $57,730.

FemOne, Inc.
Notes to the Financial Statements

NOTE 9: SHARES RESERVED FOR ISSUANCE

At December 31, 2005 and 2004, the Company has reserved shares of common stock for issuance as shown below:

	2005	2004

Shares reserved for retirement of shareholder loans	41,478,071	-
Shares reserved for payment of deferred salaries	4,000,000	-
Shares underlying warrants	53,250,000	10,250,000
Shares underlying convertible debt	797,255,390	112,208,000
Shares underlying stock option plan	7,013,710	2,492,906
Shares reserved as compensation	448,513	448,513
	903,445,684	125,399,419

In connection with shares reserved for issuance as compensation, the Company recorded compensation expense and additional paid in capital during 2004 of $139,599 related to an agreement with Steven Page, president of FemOne Canada in consideration for his role related to business development and marketing.

Shares reserved for issuance underlying convertible debt at December 31, 2005, assume conversion of $3,694,470 of principal and $225,368 of accrued interest outstanding at December 31, 2005 at the approximate conversion price as of December 31, 2005 of $0.00492 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2004, assume conversion of $2,805,200 of notes outstanding at December 31, 2004 at the approximate conversion price as of December 31, 2004 of $0.025 per share.

NOTE 11: WARRANTS

Common Stock Warrants

During 2004, the Company issued 10,250,000 stock purchase warrants exercisable into a like number of shares of its common stock at exercise prices ranging from $0.37 to $0.50 per share. The warrants all have a five year life. Of the total warrants issued, 9,000,000 of the warrants were issued in connection with the convertible notes as described above.

During 2005, in connection with the sale of 8% Convertible Notes the Company issued 44,000,000 stock purchase warrants exercisable into a like number of shares of its common stock at an exercise price of $0.25 per share. The warrants have a five year life.

The table below summarizes information about the Company's outstanding warrants as of December 31, 2005:

Exercise Prices	Outstanding and Exercisable	Remaining Life in Months
$0.25	44,000,000	54
$0.37	9,000,000	44
$0.50	250,000	36
	53,250,000

FemOne, Inc.
Notes to the Financial Statements

NOTE 12: STOCK OPTION PLAN

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

In December 2005, the company granted 6,475,000 stock options to its employees. Each option is exercisable for ten years from the date of grant and has an exercise price of $0.01 per share equal to the fair market value on the date of grant, 5,475,107 shares vested on the date of grant and the remaining 999,893 shares will vest through August 2009. In December, 2005, certain of the Company’s employees cancelled previously issued stock options equal to 1,954,196 shares at exercise prices ranging from $0.05 to $0.65 per share. As of December 31, 2005, there are 7,013,710 options outstanding pursuant to the stock option plan.

NOTE 13: RELATED PARTY TRANSACTIONS

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

NOTES PAYABLE
The Company has Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrue interest at a rate of 8% per annum. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to convert their outstanding shareholder loans into common stock. As of December 31, 2005, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $411,733 and $3,069, respectively. As of December 31, 2005, we have reserved for issuance 41,478,071 shares of common stock to issue pursuant to this agreement. See Notes 9 and Note 16.

FemOne, Inc.
Notes to the Financial Statements

NOTE 13: RELATED PARTY TRANSACTIONS (CONTINUED)

DEFERRED COMPENSATION
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. Between July 2004 and October 2004, Mr. Grimm and Mr. Hanser were repaid deferred salaries of $169,484 and $135,590, respectively. Additionally, $10,500 of deferred salaries were paid to another employee during 2004. In May 2005, Mr. Hanser’s deferred salaries were reduced by $17,500 through the issuance of 566,920 shares of common stock representing net payment of $15,555. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to have deferred salaries of $15,000 and $25,000, respectively, be paid through the issuance of common stock. As of December 31, 2005, the Company has reserved 4,000,000 shares for this issuance. As of December 31, 2005, Mr. Grimm and Mr. Hanser had deferred salaries due of $57,516 and $31,610, respectively.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the years ended 2004 and 2003, the Company recorded Sales to Canada for their inventory purchases of $146,333 and $69,140, respectively. As of December 31, 2005, FemOne Canada owed the Company $29,195.

The July 2003 agreement provides for issuance of shares of Common Stock of the Company to Mr. Steven Page, president of FemOne/BioPro Canada. These shares of common stock are to be issued to Mr. Page as compensation for his services in sales, marketing and business development. During 2003 and 2004, the Company reserved for issuance an aggregate total of 448,513 shares of its common stock for Mr. Page under this agreement. During 2004, the Company recorded expense in the amount of $118,500 related to the shares reserved for Mr. Page for services performed under the agreement in the year ended December 31, 2004. The Company has no further obligation to compensate Mr. Page with shares of common stock under this agreement. The shares reserved for Mr. Page are restricted under Rule 144.

In August 2004, FemOne/BIOPRO Canada formed a division to market certain of their licensed products through the direct response television marketing channel in Canada. We provided assistance in the form of a shareholder loan in the amount of $35,646 to FemOne/BIOPRO Canada for inventory purchases. Between January and June 2005, all of this loan was repaid.

SRA MARKETING
In December 2004, we formed a subsidiary to market products using Direct Response Television Shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. FemOne holds 51% ownership in SRA Marketing, Mr. Page's company, ROSTCO, holds the remaining 49%. Currently, we are negotiating definitive shareholder's agreements and long-term management agreements with ROSTCO, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect. As of December 31, 2005, there were outstanding shareholder loans due to ROSTCO from SRA Marketing of $39,150.

FemOne, Inc.
Notes to the Financial Statements

NOTE 13: RELATED PARTY TRANSACTIONS (Continued)

BIOPRO AUSTRALASIA
In October 2004 we began operations of BIOPRO Australasia Pty, Ltd, a subsidiary formed to market through Direct Sales our BIOPRO Technology products. Mr. Kenneth Newton who is a 10% shareholder of BIOPRO Australasia, was the managing director of BIOPRO Australasia through April 2005. Mr. Newton was compensated as an employee from October 2004 to April 2005 for his services and facility related expenses.

FAMILY RELATIONSHIP
Since November 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During the years ended December 31, 2005 and 2004, they were paid commissions of $206,577 and $94,583, respectively related to their participation in the direct selling organization.

NOTE 14: COMMITMENTS AND CONTINGENCIES

DEFAULT ON CONVERTIBLE NOTES PAYABLE
On November 16, 2005, the Company received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the convertible note agreements. The Notes call for the immediate payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice.  The Note holders have not demanded payment, and the Company has entered into negotiations with the investors to amend the terms of the convertible note agreements.  See Note 16.  As of December 31, 2005, the Company estimates its contingent liability with regards to the Mandatory Prepayment Amount to be approximately $5,210,000 which represents the outstanding principal on the 12% convertible notes, plus accrued interest and 130% in penalties.

EMPLOYMENT AGREEMENTS AND DEFERRED COMPENSATION - OFFICERS
In June 2002 the Company entered into employment agreements with Ray W. Grimm, Jr. (CEO) and Alfred Hanser, President. The agreements provide for the continuing services of Mr. Grimm and Mr. Hanser for five years at a salary scale that is tied directly to total revenues. Prior to July 2004, Mr. Grimm and Mr. Hanser deferred their salaries. Between July 2004 and October 2004, deferred salaries were repaid to Mr. Grimm and Mr. Hanser in the amounts of $169,484 and $135,390, respectively. As of December 31, 2005, deferred salaries of $57,516 and $31,610 were owed to Mr. Grimm and Mr. Hanser, respectively.

OPERATING LEASES

The Company has operating leases for its facilities in the United States, Australia and the Philippines as follows:

United States
On August 1, 2005, the Company entered into a non-cancellable five-year operating lease for its executive office and warehouse location. The Company received two months free rent under this lease agreement, and has secured the agreement with a security deposit of $130,000. Prior to August 2005, the Company was leasing on a month to month basis its corporate office and warehouse facility. Rent expense was $173,064 and $117,451 for 2005 and 2004, respectively. During 2005, the Company received two months free rent equal to approximate cash savings of $40,358. See Note 7.

Australia
BIOPRO Australasia entered into a thirty nine month non-cancellable operating lease for its offices in Melbourne Australia. BIOPRO Australasia received three months free rent under this lease agreement and has secured the agreement with a lease deposit of AUD 11,500. Rent Expense was $21,425 for the year ended December 31, 2005. During 2005, BIOPRO Australia received three months free rent equal to approximate cash savings of $12,600. See Note 7.

FemOne, Inc.
Notes to the Financial Statements

NOTE 14: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Philippines:
At December 31, 2005, BIOPRO Asia had entered into three one year leases for its executive office facility in Pasig City, and its two satellite offices in Cebu and Davao City. Rent Expense was $4,844 for the year ended December 31, 2005.

The net minimum lease payments for the facilities leases at December 31, 2005 are as follows:

Year Ending December 31,
2006	$343,246
2007	334,985
2008	327,936
2009	319,081
2010	193,011
Total minimum lease payments	$1,518,439

COMMITMENTS
The Company pledges 1/2% of commissionable sales from its products sold through Direct Sales in the United States to Child Help USA, a charitable organization. Pledges to ChildHelp USA were approximately $27,192 and $8,522 for 2005 and 2004, respectively.

NOTE 14: INCOME TAXES

The provision (benefit) for income taxes in 2005 and 2004 consists of the following:
	December 31,
	2005	2004
Current:
Federal	$--	$--
State	1,600	1,600
Totals	$1,600	$1,600

Deferred:
Federal	$--	$--
State	--	--
Totals	$--	$--
	$1,600	$1,600

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2005 and December 31, 2004 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain. During the ended December 31, 2005 the valuation allowance increased to $2,595,000.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

FemOne, Inc.
Notes to the Financial Statements

NOTE 14: INCOME TAXES (CONTINUED)

The tax effect of temporary differences consisted of the following as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss	$2,279,866	$1,485,702
Accrued vacation	24,616	13,214
Stock options	200,494	307,559
Deferred compensation	41,102	32,563
Inventory reserve	152,946	78,868
Start up costs timing differences	41,420	52,130
Other	61,463	28,730
Net deferred tax assets	2,801,907	1,998,766

Deferred tax liabilities:
Deferred state taxes	(195,804)	(138,625)
Depreciation & amortization timing differences	(10,217)	(28,985)

Deferred tax asset (liability)	$2,595,886	$1,831,156
Valuation allowance	(2,595,886)	(1,831,156)
Net deferred tax asset (liability)	-	-

At December 31, 2005 and December 31, 2004, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $5,322,000 and $3,464,000, respectively, for Federal income tax purposes. It also has net operating loss carry forwards available to reduce future taxable income, if any, of approximately $5,319,000 and $3,482,000, respectively, for State purposes. The Federal and State net operating loss carry forwards will begin expiring in 2022 and 2013, respectively. The carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provisions, computed based on the Company's pre-tax income (loss) and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows:

	December 31,
	2005	2004
Expected tax provision (benefit) at statutory rates	$(1,203,666)	$(1,067,168)
State taxes, net of Federal benefit	1,056	1,056
Other	64,790	6,636
Meals and entertainment	8,755	6,087
Change in valuation allowance	764,728	762,560
Amortization of beneficial conversion feature	939,841	292,429
Gain on fair market value of warrants	(573,904)	-
Totals	$1,600	$1,600

The Company has adopted the position under APB 23 that earnings of its foreign Subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided on these earnings.

FemOne, Inc.
Notes to the Financial Statements

NOTE 15: BUSINESS SEGMENTS

During 2005 and 2004, the Company operated in two reportable business segments, Direct Sales and Direct Response Television Marketing. Within the Direct Sales segment, the Company operated a secondary segment for domestic and international operations. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets.

Revenues, expenses and net profit (loss) from the Company's two primary business segments for the year ended December 31, 2005 and 2004 are below:

	2005	2004
Revenues:
Direct Sales	$6,989,242	$1,619,568
Direct Response	618,934	228,834
Sales to affiliate	146,333	69,140
Consolidated revenues	$7,754,509	$1,917,542

Expenses
Direct Sales	$7,286,144	$2,211,857
Direct Response	543,771	150,011
Expenses of affiliate	146,333	69,140
Other corporate expenses	2,799,935	2,625,262
Consolidated Expenses	$10,776,183	$5,056,270

Net Profit (Loss):
Direct Sales	$(296,902)	$(592,289)
Direct Response	75,163	78,823
Net Loss from other corporate expenses	(2,799,935)	(2,625,262)
Consolidated net loss	$(3,021,674)	$(3,138,728)

Identifiable assets and liabilities as of December 31, 2005 and 2004 directly attributable to the Company’s two primary business segments are below:

ASSETS	2005	2004
Direct Sales	$1,886,531	1,652,965
Direct Response	155,309	264,397
Total identifiable assets	$2,038,840	1,917,362

LIABILITIES
Direct Sales	$1,842,429	1,184,390
Direct Response	67,046	177,731
Total identifiable liabilities	$1,909,475	1,362,121

FemOne, Inc.
Notes to the Financial Statements

NOTE 15: BUSINESS SEGMENTS (CONTINUED)

The schedules below show revenues and losses for the Company's secondary business segment for its domestic and international operations and for its Direct Sales segment the years ended December 31, 2005 and 2004:

	2005	2004
Revenues - Direct Sales:
United States - Direct Sales	$5,461,029	$1,470,822
Australia/New Zealand	1,482,874	217,886
Philippines	45,339	-
Consolidated revenues - Direct Sales	$6,989,242	$1,688,708

Net Profit (Loss):
United States - Direct Sales	$(73,832)	$(572,770)
Australia/New Zealand	(108,025)	(19,519)
Philippines	(115,045)	-
Consolidated net loss - Direct Sales	$(296,902)	$(592,289)

NOTE 16:SUBSEQUENT EVENTS

Convertible Notes Payable and Stock Purchase Warrants
On March 23, 2006, the Company entered into an amendment to the 8% and 12% Notes to amend the conversion price equal to the lesser of $0.40 and (ii) the Variable conversion price, as defined in the notes. The Applicable Percentage as such term is defined in the Notes was amended to be 40%.

On March 31, 2006, The Company entered into an amendment to amend the exercise price of the warrants underlying the 8% and 12% Notes in aggregate of 53,000,000 to 17,666,667 shares exercisable at $0.06 per share; 17,666,667 exercisable at $0.15 per share and 17,666,666 at 0.20 per share. The term of the warrants was extended to March 31, 2011.

On April 6, 2006, we filed a Preliminary Schedule 14C with the Securities and Exchange Commission to advise our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. Upon the filing of a definitive Schedule 14C with the SEC, a copy will be simultaneously mailed to all shareholders of record on the record date and the amendment filed with the Secretary of State of Nevada shortly thereafter. The Company will then endeavor to file a registration statement with the SEC to register additional shares to allow for the conversion of the Notes by the investors.

Common Stock
On March 17, 2006, the Company issued 42,676,267 shares of stock to Ray W. Grimm, Jr. as repayment of shareholder loans and accrued interest of $411,733 and $15,000 of deferred salaries.

On March 17, 2006, the Company issued 2,804,804 shares of stock to Alfred Hanser as repayment of shareholder loans and accrued interest of $3,048 and $25,000 of deferred salaries.

On March 17, 2006, the Company issued 100,000 shares of stock to Joseph Caracciolo as compensation for his continued service to the board of directors. The Company will record compensation expense of $4,100 related to this issuance in the quarter ended March 31, 2006.

Deferred Salaries
On March 17, 2006, the Company issued 1,500,000 and 2,500,000 shares of stock to Mr. Grimm and Mr. Hanser as net payment of $15,000 and $25,000, respectively, of deferred salaries. The Company has reduced their deferred wages for the gross amount of $16,689 and $28,904, respectively.

On March 6, 2006, the Company paid Alfred Hanser $42,473 of deferred salaries and accrued bonus. On April 5, 2006, the Company paid Alfred Hanser $21,521 of the balance of his deferred salaries and accrued bonus. The Company no longer has an obligation to Mr. Hanser for deferred wages or accrued bonus’.