Form 10QSB
period 2006-03-31
FEM ONE INC
filed 2006-05-22
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended: MARCH 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2006, there were 157,285,122 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

FEMONE, INC.
Form 10-QSB
For the three months ended March 31, 2006

PART I. - FINANCIAL INFORMATION

FemOne, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash	$334,659	$314,656
Accounts receivable	89,839	137,372
Accounts receivable, related party	24,663	29,195
Inventory	603,733	729,629
Inventory deposits	41,946	118,361
Prepaid and other current assets	178,193	126,857
Prepaid management fee- related party	3,500	--
Total current assets	1,276,533	1,456,070

Property and equipment, net	187,440	192,960

Other assets
Intangible assets, net	207,064	212,149
Deferred debt issue costs	186,630	237,172
Deposits	176,324	177,661
Total other assets	570,018	626,982

Total assets	$2,033,991	$2,276,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,034,789	$769,184
Accrued interest, related party	--	114,792
Accrued interest, convertible notes	319,889	225,368
Accrued commissions	347,562	269,453
Accrued payroll and payroll tax	189,221	147,418
Accrued bonus	118,631	122,089
Deferred compensation	45,769	95,944
Deferred rent	52,844	51,435
Notes payable - related parties	--	339,159
Warrant derivative liability	2,078,690	219,489
Convertible notes payable, net	116,098	1,677,505
Total current liabilities	4,303,493	4,031,836
Long-term liabilities
Minority interest in subsidiaries	55,497	52,279
Total liabilities	4,358,990	4,084,115

COMMITMENTS AND CONTINGENCIES (See Note 15)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 500,000,000 common shares, $0.001 par value, authorized, 157,285,122 and 111,707,051 shares issued and outstanding at March 31, 2006 and
December 31, 2005, respectively	157,286	111,708
Additional paid in capital	7,893,181	6,529,428
Accumulated deficit	(10,392,211)	(8,461,960)
Accumulated other comprehensive income	16,745	12,721
Total stockholders’ equity (deficit)	(2,324,999)	(1,808,103)

Total liabilities and stockholders’ equity (deficit)	$2,033,991	$2,276,0

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Consolidated Statements of Operations
For the Three Months ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES
Product sales	$2,695,730	$1,752,627
Cost of sales	584,340	446,308
GROSS PROFIT	2,111,390	1,306,319

EXPENSES
Sales commissions	1,061,636	744,285
Order fulfillment costs	255,615	137,757
Sales and marketing	725,226	531,033
General and administrative	608,724	430,815
Total operating expenses	2,651,201	1,843,890
NET LOSS FROM OPERATIONS	(539,811)	(537,571)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(479,303)	(564,374)
Loss on warrant derivative liability	(1,859,201)	--
Gain on extinguishment of debt	1,101,070	--
Interest and finance charges	(145,433)	(148,877)
Other income (expense)	1,645	871
Total other income (expense)	(1,381,222)	(712,380)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(1,921,033)	(1,249,951)

MINORITY INTEREST IN SUBSIDIARIES	(3,218)	(38,294)
INCOME TAX EXPENSE	(6,000)	--

NET LOSS	$(1,930,251)	$(1,288,245)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic and Diluted	118,796,973	36,501,733

The accompanying notes are an integral part of these financial statements

FemOne, Inc.
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2006 and 2005
(Unaudited)

	Three Months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,930,251)	$(1,288,245)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,101	13,827
Stock based compensation expense	14,890	96,085
Amortization of debt discount on convertible notes	479,303	564,374
Accrued interest and prepaid financing on convertible notes	145,064	131,446
Loss on warrant derivative liability	1,859,201	--
Gain on extinguishment of debt	(1,101,070)	--
Minority interest in subsidiaries	3,218	38,294
Changes in operating assets and liabilities::
Accounts receivable	47,533	174,182
Accounts receivable - related party	4,532	18,148
Inventory	125,896	(243,922)
Prepaid expenses	(51,336)	18,049
Inventory deposits	76,415	(33,232)
Prepaid expense - related party	(3,500)	--
Deposits	1,337	12
Accounts payable	265,605	211,285
Accrued interest	--	14,605
Accrued payroll and payroll related expenses	41,802	31,329
Accrued bonus	21,542	-
Accrued commissions	78,109	125,598
Deferred rent	1,409	--
Deferred compensation and accrued expenses	(35,175)	--
Net cash provided by (used in) operating activities	64,625	(128,165)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,496)	(10,015)
Net cash used in investing activities	(9,496)	(10,015)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable to related parties	(39,150)	(85,544)
Net cash used in financing activities	(39,150)	(85,544)

Effect of exchange rate changes on cash	4,024	--

Net increase (decrease) in cash	20,003	(223,724)
Cash and cash equivalents at beginning of year	314,656	720,468
Cash and cash equivalents at end of period	$334,659	$496,744
SUPPLEMENTAL DISCLOSURES
Income Taxes Paid	$6,000	--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in as payment for related party loans and accrued interest	$414,801	$--
Shares issued as payment for deferred salaries	$40,000	$--
Shares issued for convertible note, net	$--	$156,700
Net beneficial conversion feature recorded in connection with convertible notes payable	$939,640	$--

The accompanying notes are an integral part of these financial statements

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

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

FemOne markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products developed using Energy Resonance Technology that management believes to be a new generation in wellness solutions, designed for people living in environments that are highly electro-polluted and/or saturated with other external stressors. During 2005 and 2004, the Company sold through its FemOne division three product lines, nutritional products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel. The Company owns 51% of SRA Marketing. In August 2005, the Company formed its subsidiary BIOPRO Asia to market its BIOPRO products in the Philippines. In April 2006, the Company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd. to market its products in South Africa.

On April 6, 2006, the Company filed a Preliminary Schedule 14C with the Securities and Exchange Commission to advise our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. On May 19, 2006, the Company filed with the SEC and simultaneously mailed a definitive Schedule 14C to all shareholders of record as of April 28, 2006. The amendment will be filed with the Secretary of State of Nevada on or about June 9, 2006..

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception totaling $10,392,211 through March 31, 2006.

The financial statements for the year ended December 31, 2005 included a statement from the Company's auditors that there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2: LIQUIDITY AND GOING CONCERN (continued)

its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company's product lines; and (2) preserve cash by attracting and retaining employees by supplementing pay with stock options. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, financial statements included herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. However, in the opinion of management, the accompanying financial statements and notes thereto include all adjustments and disclosures necessary for the fair presentation of the financial statements. The balance sheet as of December 31, 2005, was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the year ended December 31, 2005.

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

FOREIGN CURRENCY TRANSLATION
The functional currency of the Company’s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using preiod-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year. Due to the level of investment in each country, out current intent is to retain assets within the foreign operations to fund those operations.

COMPREHENSIVE INCOME (LOSS)
Translation adjustments related to the Company’s foreign operations are included in comprehensive income and reported separately in stockholders’ equity (deficit).

WARRANT DERIVATIVE LIABILITY
 The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and accounts receivable. As of December 31, 2005, substantially all of the Company’s cash and cash equivalents were held at banks within the United States that management believes are of high credit quality. Concentration of credit risk with respect to accounts receivable is primarily limited to the Company’s merchant clearing its credit card transactions and accounts receivable from its subsidiary from its customer SHOP NBC. Management believes its credit risk is minimal with regards to these recievables.

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

RECLASSIFICATIONS
Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 155, Accounting for Certain Hybrid Financial Instruments , ("SFAS No. 155") SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, ("SFAS No. 156") SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In the first quarter of 2006, the Company adopted Statement No. 123R, Share-Based Payment, (“SFAS No. 123R”). Prior to January 1, 2006, the Company accounted for its share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation. In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. See Note 11.

In the first quarter of 2006, the Company adopted Statement No. 154, Accounting for Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 , ("SFAS No. 154") which changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Company also adopted Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151") which, among other changes, requires certain abnormal expenditures to be recognized as expenses in the current period versus capitalized as a component of inventory. The adoption of SFAS No. 154 did not impact the results presented and the impact on any future periods will depend on the nature and significance of any future accounting changes subject to the provisions of the statement. The adoption of SFAS No. 151 did not have any impact on the Company's financial position, results of operations or cash flows.

NOTE 4: CONVERTIBLE NOTES PAYABLE

As of March 31, 2006 and December 31, 2005, convertible notes payable were as follows:

	March 31, 2006	December 31, 2005
8% Convertible Notes
Convertible notes payable	$1,500,000	$1,500,000
Discount on convertible notes	(1,485,542)	(1,250,000)
Convertible notes payable ,net	$14,458	$250,000

12% Convertible Notes:
Convertible notes payable	$2,194,470	$2,194,470
Discount on convertible notes	(2,092,830)	(766,965)
Convertible notes payable ,net	$101,640	$1,427,505
Convertible notes payable, net	$116,098	$1,677,505

At March 31, 2006, the Company is in default on both the 8% and 12% convertible note agreements pending receipt of shareholder approval for an increase in the number of authorized shares of the Company’s common stock. Accordingly, its convertible notes with maturity dates greater than one year from the balance sheet date are classified as current liabilities as of March 31, 2006.

8% Convertible Notes and Warrants

On June 30, 2005, the Company received gross proceeds of $1,500,000 from the sale of 8% Callable Secured Convertible Notes (the “8% Notes”) and warrants.

The 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12%

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4: CONVERTIBLE NOTES PAYABLE (continued)

Notes, described below, by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who pledged 50% of their individual stock holdings as of the date of the initial closing of the 12% Notes, discussed below, as collateral for the convertible note obligations. In connection with the issuance of the 8% Notes, the Company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share exercisable for five years from the date of issuance.

On March 23, 2006 the Convertible Note Agreements were amended to change the Applicable Percentage, as defined in the convertible Notes from 50% to 40%. On March 31, 2006, the Warrant agreements were amended to change the exercise price to $0.06 for 14,666,667 warrants, $0.15 for $14,666,667 warrants and $0.20 for 14,666,666 warrants. The term of the warrants was extended to March 31, 2011. In connection with the amendment to the Convertible Note Agreements, the Company determined that the modification of terms met the requirements of Emerging Issue Task Force (“EITF”) Issue 96-19, “Debtors Accounting For a Modification or Exchange of Debt Instruments,” of an exchange of debt with substantially different terms and accordingly has deemed the debt to be extinguished as of March 23, 2006, and replaced with new debt on that date.

At the time of the amendment and recording the extinguishment of the original 8% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $1,500,000. The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. During the three months ended March 31, 2006 the Company recorded interest expense of $127,598, resulting from the debt discount amortization on the 8% Notes, of which $14,458 represented amortization expense for the period March 23, 2006 through March 31, 2006.

At March 31, 2006, the remaining debt discount balance was $1,485,542 and the outstanding principal balance on the 8% Notes was $1,500,000.

12% Convertible Notes and Warrants
Between July and October 2004, the Company received gross proceeds of $3,000,000 from the sale of 12% Callable Secured Convertible Notes (the “12% Notes”) and Warrants (the “Warrants”).

The Company has recorded prepaid interest and prepaid financing costs related to the $3,000,000 of 12% Notes totaling $240,000 and $429,899, respectively. As of March 31, 2006, $240,000 of prepaid interest has been expensed and $366,280 of prepaid financing costs has been expensed. The balance of unamortized prepaid financing costs will be expensed over the life of the notes or applied towards the pro-rata portion of the principal with each conversion into common stock.

The 12% Notes expire two years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes, times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company,

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4: CONVERTIBLE NOTES PAYABLE (continued)

who pledged 50% of their individual stock holdings as collateral for the convertible note obligations as of the date of the first closing on the 12% Notes. In connection with the issuance of the Note, the Company issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share exercisable for five years from the date of issuance.

From October 2004 through December 31, 2005, the holders of the 12% Notes have converted an aggregate principal amount of $805,530 into 71,080,000 shares of the Company’s common stock. There have been no issuances of stock from the convertible notes during the three months ended March 31, 2006. At March 31, 2006, the outstanding principal balance on the 12% Notes is $2,194,470.

On March 23, 2006 the Convertible Note Agreements were amended to change the Applicable Percentage, as defined in the convertible Notes from 50% to 40%. On March 31, 2006, the Warrant agreements were amended to change the exercise price to $0.06 for 3,000,000 warrants, $0.15 for 3,000,000 warrants and $0.20 for 3,000,000 warrants. The term of the warrants was extended to March 31, 2011. The term of the warrants was extended to March 31, 2011. In connection with the amendment to the Convertible Note Agreements, the Company determined that the modification of terms met the requirements of EITF Issue 96-19 of an exchange of debt with substantially different terms and accordingly has deemed the debt to be extinguished as of March 23, 2006, and replaced with new debt on that date.

At the time of the amendment and recording the extinguishment of the original terms of the 12% Notes, the Company recorded a corresponding entry to record new note at its principal balance as of March 23, 2006 of $2,194,470 and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $2,194,470.

The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. During the three months ended March 31, 2006 the Company recorded interest expense of $351,705, resulting from the debt discount amortization on the 12% Notes, of which $101,599 represented amortization expense for the period March 23, 2006 through March 31, 2006.

At March 31, 2005, the remaining debt discount balances was $2,092,871, and the outstanding principal balance on the 12% Notes was $2,194,470.

The Company has calculated its future non-cash expenses related to its convertible notes, and estimates it will record approximately $2,600,000 of amortization expense during the remaining three quarters of 2006.

NOTE 5: DERIVATIVE LIABILITIES

Evaluation of criteria under EITF Issue No. 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock” at June 30, 2005, resulted in the determination that the Company’s outstanding warrants should be reclassified as a derivative liability as of June 30, 2005. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. At December 31, 2005, the fair market value of the derivative liabilities was determined to be $219,489.

Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 160.22%, risk free interest rate of 4.72% and a remaining contractual life of 5.00 years, the aggregate fair value of the warrant derivative liability at March 31, 2006 was determined to be $2,079,109. Based on this change in fair value, the Company has recorded a non-cash loss during the three months ended March 31, 2006 of $1,859,201 and a corresponding increase in the warrant derivative liability.

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6: DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad, California. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. At March 31, 2006, the Company had recorded deferred rent related to these agreements in the amount of $52,844, based on the difference between rent expense recorded and rent payment obligation.

NOTE 7: MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At March 31, 2006 and December 31, 2005, minority interest in the equity of the subsidiaries is $55,497 and $52,279. For the three months ended March 31, 2006 and 2005, the Company recorded expense related to minority interests in subsidiaries of $3,218 and $38,294, respectively.

NOTE 8: COMMON STOCK

The shares of common stock of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

On March 17, 2006, the Company issued 42,673,267 shares of stock to Ray W. Grimm, Jr. as repayment of shareholder loans and accrued interest of $411,783 and $15,000 of deferred salaries.

On March 17, 2006, the Company issued 2,804,804 shares of stock to Alfred Hanser as repayment of shareholder loans and accrued interest of $3,048 and $25,000 of deferred salaries.

On March 17, 2006, the Company issued 100,000 shares of stock to Joseph Caracciolo as compensation for his continued service to the board of directors. The Company recorded compensation expense of $4,100 related to this issuance.

NOTE 9: SHARES RESERVED FOR ISSUANCE

At March 31, 2006 and December 31, 2005, the Company has reserved shares of common stock for issuance as shown below:

	March 31, 2006	December 31, 2005

Shares reserved for retirement of shareholder loans	--	41,478,071
Shares reserved for payment of deferred salaries	--	4,000,000
Shares underlying warrants	53,250,000	53,250,000
Shares underlying convertible debt	271,652,206	797,255,390
Shares underlying stock option plan	7,013,710	7,013,710
Shares reserved as compensation	448,513	448,513
	332,364,429	903,445,684

Shares reserved for issuance underlying convertible debt at March 31, 2006, assume conversion of $3,694,470 of principal and $319,889 of accrued interest outstanding at March 31, 2006 at the approximate conversion price as of March 31, 2006 of $0.0136 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2005, assume conversion of $3,694,470 of principal and $225,368 of accrued interest outstanding at December 31, 2005 at the approximate conversion price as of December 31, 2005 of $0.00492 per share.

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10: WARRANTS

Common Stock Warrants

On March 31, 2006, the Company entered into an amendment to the Warrant Agreements underlying the 8% and 12% Notes in aggregate of 53,000,000, where the Company amended the exercise price to 17,666,667 shares exercisable at $0.06 per share; 17,666,667 exercisable at $0.15 per share and 17,666,666 at 0.20 per share. The term of the warrants was extended to March 31, 2011

The table below summarizes information about the Company's outstanding warrants as of March 31, 2006:

Exercise Prices	Outstanding and Exercisable	Remaining Life in Months
$0.06	17,666,667	60
$0.15	17,666,667	60
$0.20	17,666,666	60
$0.50	250,000	33
	53,250,000

NOTE 11. STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment, (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for its share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation (“SFAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

As of March 31, 2006, the Company has one employee stock purchase plan, as discussed below.

Employee Stock Purchase Plan
In November 2004, the Company's shareholders approved the adoption of its Stock Purchase Plan authorizing up to 3,700,000 options available for grant to employees and consultants transferring all issued and outstanding stock options under the 2003 Stock Option/Issuance Plan, as described below. In January 2005, the plan was amended and our shareholders approved increasing the total options available for grant to 12,500,000.

The Company did not issue stock options during the year ended December 31, 2004. In December 2005, the company granted 6,475,000 stock options to its employees. Each option is exercisable for ten years from the date of grant and has an exercise price of $0.01 per share equal to the fair market value on the date of grant, 5,475,107 shares vested on the date of grant and the remaining 999,893 shares will vest through August 2009. In December, 2005, certain of the Company’s employees cancelled previously issued stock options equal to 1,954,196 shares at exercise prices ranging from $0.05 to $0.65 per share. As of March 31, 2006, there are 7,013,710 options outstanding pursuant to the stock option plan.

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11. STOCK BASED COMPENSATION (continued)

2003 Stock Option/Issuance Plan
In January, 2003, the Board of Directors of FemOne, Inc. the California corporation, adopted the 2003 Stock Option/Issuance Plan ("2003 Plan"), which was approved by the Company's shareholders on January 7, 2003. Under the 2003 Plan up to 3,700,000 incentive and non-qualified stock options may be granted to officers, key employees and other persons providing services to the Company. The 2003 Plan provided for the issuance of options that vest over a period of up to five years, and expire ten years from the date of grant.

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

In November 2004, upon adoption of the Employee Stock Purchase Plan, describe above, the 2003 Stock Option/Issuance Plan was cancelled.

A summary of stock option activity for the year ended December 31, 2005 and for the first fiscal period of 2006 is below.

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2004	2,492,906	$0.22
Issued	6,475,000	$0.01
Cancelled	(1,954,196)	$0.26
Exercised	--	--
Outstanding at December 31, 2005	7,013,710	$0.02
Issued	--	--
Cancelled	--	--
Exercised	--	--
Outstanding at March 31, 2006	7,013,710	$0.02

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11. STOCK BASED COMPENSATION (continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	9.73	$0.01	5,573,540	$0.01
$0.05 - $0.50	538,710	7.12	$0.09	462,671	$0.08
	7,013,710			6,036,211

The Company recorded $10,790 in total compensation cost during the quarter ended March 31, 2006 that was expensed in General and administrative costs, and as of March 31, 2006, unrecognized compensation costs amounted to $17,285 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 3.4 years.

A summary of the status of non-vested options as of March 31, 2006 and the changes during the first quarter of fiscal 2006 is presented below.

	Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options beginning January 1, 2006	1,133,353	$0.02
Granted	--	--
Vested	(155,854)	$0.07
Exercised	--	--
Canceled	--	--
Non-vested options at March 31, 2006	977,499	$0.02

There were no stock options granted in the first fiscal quarters of 2006 or 2005.

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in the first quarter of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods. The following pro forma information sets forth our net income assuming that we had used the SFAS 123 fair value method in accounting for employee stock options during the first quarter of fiscal 2005;

Three months ended March 31, 2005 (Unaudited)
Net Loss
As reported	$(1,288,245)
SFAS No. 123 effect	(31,092)

Pro forma net loss	$(1,319,337)

There was no impact on GAAP reported earnings per share during the quarter ended March 31, 2005.

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 12: GAIN ON EXTINGUISHMENT OF DEBT

During the quarter ended March 31, 2006 the Company recognized a non-cash gain on extinguishment of debt in the amount of $1,101,070 in connection with the amendments to outstanding convertible notes payable (see Note 4). The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on Extinguishment of Debt” under “Other income (expense)” in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.

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

NOTES PAYABLE
The Company has Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrue interest at a rate of 8% per annum. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to convert their outstanding shareholder loans into common stock. As of December 31, 2005, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $411,933 and $3,048, respectively. On March 17, 2006, the Company issued common stock to Mr. Grimm and Mr. Hanser as payment of its obligations under the notes payable and accrued interest. The Company has no further obligation under these agreements. See Note 8 above.

DEFERRED COMPENSATION AND ACCRUED BONUS
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of December 31, 2005, deferred salaries and accrued bonus’ the Company’s executive’s were $89,126 and $122,089. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to have deferred salaries of $15,000 and $25,000, respectively, be paid through the issuance of common stock. On March 17, 2006, the Company issued common stock to Mr. Grimm and Mr. Hanser to repay an aggregate of $40,000 of accrued wages. See Note 8 above. On March 6, 2006, the Company paid Alfred Hanser $42,473 of deferred salaries and accrued bonus. On April 5, 2006, the Company paid Alfred Hanser $21,521 of the balance of his deferred salaries and accrued bonus. The Company no longer has an obligation to Mr. Hanser for deferred wages.

As of March 31, 2006, Mr. Grimm had deferred salaries and accrued payroll tax due of $45,769 and accrued bonus of $78,920. As of March 31, 2006, Mr. Hanser had accrued bonus of $39,711.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the three months ended March 31, 2006 and 2005, the Company recorded Sales to Canada for their inventory purchases of $71,417 and $47,180, respectively. As of March 31, 2006, FemOne Canada owed the Company $24,663.

The July 2003 agreement provides for issuance of shares of Common Stock of the Company to Mr. Steven Page, president of FemOne/BioPro Canada. These shares of common stock are to be issued to Mr. Page as compensation for his services in sales, marketing and business development. During 2003 and 2004, the Company reserved for issuance an aggregate total of 448,513 shares of its common stock for Mr. Page

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 13: RELATED PARTY TRANSACTIONS (continued)

under this agreement. During 2004, the Company recorded expense in the amount of $118,500 related to the shares reserved for Mr. Page for services performed under the agreement in the year ended December 31, 2004. The Company has no further obligation to compensate Mr. Page with shares of common stock under this agreement. The shares reserved for Mr. Page are restricted under Rule 144.

SRA MARKETING
In December 2004, we formed a subsidiary to market products using Direct Response Television Shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. FemOne holds 51% ownership in SRA Marketing, Mr. Page's company, ROSTCO, holds the remaining 49%.

Currently, we are negotiating definitive shareholder's agreements and long-term management agreements with ROSTCO, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect. As of December 31, 2005, there were outstanding shareholder loans due to ROSTCO from SRA Marketing of $39,150. These loans were repaid in February 2006, and there are no further obligations under these loans.

At March 31, 2006, $3,500 of compensation was prepaid to ROSTCO for management services.

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

FAMILY RELATIONSHIP
Since November 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During the three months ended March 31, 2006 and 2005, they were paid commissions of $69,659 and $41,841, respectively related to their participation in the direct selling organization.

NOTE 14: BUSINESS SEGMENTS

The Company operates in two reportable business segments, Direct Sales and Direct Response Television Marketing. Within the Direct Sales segment, the Company operates a secondary segment for domestic and international operations. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets.

Revenues, expenses and net profit (loss) from the Company's two primary business segments for the three months ended March 31, 2006 and 2005 are below:

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 14: BUSINESS SEGMENTS (continued)

	Three months ended March 31,
	2006	2005
Revenues:
Direct Sales	$2,382,988	$1,423,034
Direct Response	241,325	282,413
Sales to affiliate	71,417	47,180
Consolidated revenues	2,695,730	1,752,627

Expenses
Direct Sales	2,423,132	1,607,941
Direct Response	210,157	204,262
Expenses of affiliate	71,417	47,180
Other corporate expenses	1,921,275	1,181,489
Consolidated Expenses	4,625,981	3,040,872

Net Profit (Loss):
Direct Sales	(40,144)	(184,907)
Direct Response	31,168	78,151
Net Loss from other corporate expenses	(1,921,275)	(1,181,489)
Consolidated net loss	$(1,930,251)	$(1,288,245)

Identifiable assets and liabilities as of March 31, 2006 and December 31, 2005 directly attributable to the Company’s two primary business segments are below:

ASSETS	March 31, 2006	December 31, 2005
Direct Sales	$1,692,008	$1,886,531
Direct Response	155,353	155,309
Total identifiable assets	$1,847,361	$2,041,840

LIABILITIES
Direct Sales	$1,741,545	$1,842,429
Direct Response	47,271	67,046
Total identifiable liabilities	$1,788,816	$1,909,475

The schedules below show revenues and losses for the Company's secondary business segment for its domestic and international operations and for its Direct Sales segment the three months ended March 31, 2006 and 2005:

FEMONE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 14: BUSINESS SEGMENTS (continued)

	Three months ended March 31,
	2006	2005
Revenues - Direct Sales:
United States - Direct Sales	$2,105,811	$635,665
Australia/New Zealand	250,402	457,789
Philippines	26,775	--
Consolidated revenues - Direct Sales	2,382,988	1,093,411

Net Profit (Loss):
United States - Direct Sales	(1,827,429)	(1,297,669)
Australia/New Zealand	(57,519)	(68,727)
Philippines	(76,773)	--
Consolidated net loss - Direct Sales	$(1,961,421)	$(1,366,396)

NOTE 15: COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company is default on certain obligations under its outstanding convertible notes. As of March 31, 2006, we estimate the Mandatory Prepayment Amount to be approximately $5.2 million based on the outstanding principal plus accrued interest and potential penalties. The Company is in discussions with the note holders and is actively pursuing curing this default through the amendment to its Articles of Incorporation to increase its authorized shares and subsequently to file a registration statement to issue shares underlying the convertible notes and warrants. The Company has not accrued any potential penalties or additional interest in connection with the default, as it is taking steps to cure the default as evidenced by its Definitive Schedule 14C filed with the SEC on May 19, 2006, (See Note 16 below), accordingly, does not believe it is likely that such potential penalties and additional interest will be owed. Failure to remedy this default or otherwise relieve us of the obligations related to the default could result in the note holders foreclosing on all of the Company’s assets.

NOTE 16: SUBSEQUENT EVENTS

On April 6, 2006, the Company filed a Preliminary Schedule 14C with the Securities and Exchange Commission to advise our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. On May 19, 2006, the Company filed with the SEC and simultaneously mailed a definitive Schedule 14C to all shareholders of record as of April 28, 2006. The amendment will be filed with the Secretary of State of Nevada on or about June 9, 2006.

On April 28, 2006, the Company’s Board of Directors granted 62,500 stock options to a former Consultant of the company at an exercise price of $0.032 per share, representing the fair market value on that date. The Options are fully vested.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2006. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the others referenced in this report, those discussed under the heading "Risk Factors" later in this document.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

For the three months ended March 31, 2006 and 2005, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES

	Three Months ended March 31,		Increase (Decrease) from
Revenues	2006	2005	prior year
Direct Sales
BIOPRO Technology	$2,328,061	$1,391,681	$936,380
FemOne	54,927	31,353	23,574
Total revenues from Direct Sales	2,382,988	1,423,034	959,954
Direct Response-SRA Marketing	241,325	282,413	(41,088)
Product sales to affiliate	71,417	47,180	24,237
Total Revenues	$2,695,730	$1,752,627	$943,103

Net Sales for the three months ended March 31, 2006 increased to $2,695,730 from $1,752,628 for the three months ended March 31, 2005. The increase in net sales of $943,103 or 54% over 2005 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $936,379, or 67% over 2005. Included in net sales for the three months ended March 31, 2006 and 2005, are sales of inventory to our Canadian affiliate, a related party, of $71,417 and $47,180, respectively, representing a pass-through of inventories at cost.

COST OF SALES

	Three Months ended March 31,		Increase (Decrease) from
Cost of Sales	2006	2005	prior year
Direct Sales
BIOPRO Technology	$343,553	$227,422	$116,131
FemOne	16,202	3,670	12,532
Total cost of sales from Direct Sales	359,755	231,092	128,663
Direct Response-SRA Marketing	153,168	168,036	(14,868)
Cost of products sold to affiliate	71,417	47,180	24,237
Total cost of sales	$584,340	$446,308	$138,032

Cost of sales for the three months ended March 31, 2006 and increased to $584,340 from $446,308 for the three months ended March 31, 2005. The overall increase in cost of sales of 31% from the prior year is directly attributable to the increase in net sales during the same period.

GROSS PROFITS
Overall gross profits for the three months ended March 31, 2006 increased to $2,111,390 from $1,306,320 three months ended March 31, 2005. The overall increase in gross profits of approximately 62% is directly attributable to the overall increase in net sales in 2006.

OPERATING EXPENSES
Total operating expenses for the three months ended March 31, 2006 increased to $2,651,201 from $1,843,890 for the three months ended March 31, 2005. The overall increase in expenses of approximately 44% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the three months ended March 31, 2006 increased to $1,061,636 from $744,285 for three months ended March 31, 2005. The increase of approximately 43% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the three months ended March 31, 2006 increased to $255,615 from $137,757 for the three months ended March 31, 2005. The increase of approximately 855% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2006 increased to $725,226 from $531,033 for the three months ended March 31, 2005. The increase of approximately 37% in sales and marketing expenses is due primarily to our continued efforts to promote and increase awareness of BIOPRO products.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2006 increased to $608,724 from $430,815 for the three months ended March 31, 2005. The increase of $177,909 or 41% over the prior year is representative of the following:

	Three months ended March 31,		Increase (Decrease) from
G&A- FemOne US	2006	2005	prior year
Personnel costs - FemOne US	$225,086	$146,029	$79,057
Facility costs	77,401	24,243	53,158
Legal, accounting and investor relations	72,716	162,297	(89,581)
Office supplies and other expenses	150,936	85,555	65,381
Charitable contributions	10,790	3,500	7,290

Subsidiary G&A expenses:
Australia G&A	2,038	0	2,038
Philippines G&A	53,787	-	53,787
SRA Marketing G&A	15,970	9,191	6,779
Total General and Administrative	$608,724	$430,815	$177,909

Personnel Costs - FemOne US - The increase in personnel costs in the 2006 period over the 2005 period is due to addition of staff in the areas of information technology, website design, and accounting and the related benefits for those positions. Contributing to the overall increase is approximately $12,000 which represents increased salaries and payroll tax expense accrued for executive management pursuant to their employment agreements and $15,000 related to accrued compensation due to executive management from SRA Marketing.

Facility costs and office relocation - The increase in facility costs and facility rent expense in the 2006 period over the 2005 period is due to our relocation to a 19,000 square foot facility in August 2005.

Legal, accounting and investor relations - The decrease in legal, accounting and investor relations expense is related to non-cash expenses for stock based compensation paid to finance and investor relations firms in 2005 of approximately $92,000.

Office supplies and other expenses - Office supplies and other expense increased in 2006 over 2005 due to increased personnel and other general expenses related to supporting our growing business both domestically and internationally.

Charitable contributions - Charitable contributions increased in 2006 over 2005 due to higher direct sales revenues in the 2006 period. We donate one half of one percent of commissionable US Direct Sales revenues to Childhelp USA.

Subsidiary G&A Expenses: The increases in general and administrative expenses of our subsidiaries, BIOPRO Australasia, BIOPRO Asia and SRA Marketing are due to increased personnel, facility costs and general and administrative needs of their expanding business. Included in these expenses for SRA Marketing during three months ended March 31, 2006 and 2005 are compensation expense of $13,500 and $8,500, respectively, paid to ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing. See “Certain Relationships and Related Transactions.”

Other Income and Expense
Other income and expense for the three months ended March 31, 2006 increased to net expense of $1,381,222 from $712,380 for the three months ended March 31, 2005. As described in the table below, the expenses in 2006 and 2005 primarily represent non-cash expenses related to the Company’s convertible note financings and their related derivative liabilities:

	Three months ended March 31,		Increase (Decrease) from
	2006	2005	prior year
Non-cash debt discount and other costs of convertible note financings	$(479,303)	$(564,374)	$(85,071)
Non-cash interest expense and deferred financing costs on convertible notes	(145,433)	(148,877)	3,344
Non-cash gain on extinguishment of debt	1,100,070	--	(1,100,070)
Non-cash loss on value of derivative liabilities	(1,859,201)	--	1,859,201
Other income and expense, net	276	(17,611)	(17,287)
Total other income and expense	$(1,381,222)	$(712,380)	$669,842

During the three months ended March 31, 2006, the Company recorded a gain on extinguishment of debt of $1,100,070 related to an amendments to its outstanding Convertible Notes. The amendments called for a change in the discount on the conversion price on the notes from 50% to 40% of the average of the three lowest intraday trading prices in the twenty days prior to conversion. The Company determined that the modification of terms met the requirements of EITF 96-19 “Debtors Accounting for Modification or Exchange of Debt Instruments” of an exchange of debt with substantially different terms and accordingly has deemed the old notes to be extinguished as of March 23, 2006. A new note based on amended terms was recorded on that date.

Also contributing to the non-cash expenses in the 2006 period is $1,859,201 representing the current period loss on derivative liabilities during three months ended March 31, 2006.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the three months ended March 31, 2006 and 2005 relative to the 49% is $3,218 and $38,294, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the three months ended March 31, 2006 and 2005 has been included in the consolidated loss for the periods. See "Certain Relationships and Related Party Transactions".

Income Tax Expense
Income tax expense for the three months ended March 31, 2006 increased to $6,000 due to income taxes paid by the Company’s subsidiary SRA Marketing related to the net taxable income for 2005.

NET LOSS
Net loss for the three months ended March 31, 2006 increased to $1,930,251 from $1,288,245 from the three months ended March 31, 2005. The overall increase in net loss of approximately 54% from 2005 is due primarily to the increase in non-cash expense recorded in the 2006 period as discussed above. Net non-cash expenses 72% and 55% of the Company’s consolidated net losses for the three months ended March 31, 2006 and 2005.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2006, we had cash and cash equivalents of $334,659. At March 31, 2006, our current liabilities exceeded our current assets by $3,026,960.

On November 16, 2005, we received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for immediate payment of the Mandatory Prepayment Amount, as defined in the convertible notes, and any other sums due to the note holders at the time of the Notice. As of March 31, 2006, we estimated the Mandatory Prepayment Amount to be approximately $5.2 Million which represents the outstanding principal plus accrued interest and potential penalties of 130%. We have taken actions to resolve the default through an amendment to our Articles of Incorporation to increase our authorized shares which will allow us to file a new registration statement to register the underlying shares upon conversion of the convertible notes. On April 6, 2006, we filed a Preliminary Schedule 14C with the Securities and Exchange Commission to advise our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 1006. On May 19, 2006, the Company filed with the SEC and simultaneously mailed a definitive Schedule 14C to all shareholders of record as of April 28, 2006. The amendment will be filed with the Secretary of State of Nevada on or about June 9, 2006. There can be no assurance that we will come to a satisfactory outcome with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements. Failure to remedy this default or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

Based on currently available cash resources and pending a successful resolution of the Notice with the note holders, we may need to raise additional funds in mid 2006 to provide adequate working capital for FemOne to continue to operate and pursue our expansion and marketing plans. Our ability to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to remedy the default situation or to raise funds through contemplated sales of our equity or debt securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.

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

During the periods ended March 31, 2006 and 2005, the Company’s cash activities were as follows:

	2006	2005
Cash provided by (used for)operating activities	$64,425	$(128,165)
Cash used for capital acquisitions	(9,496)	(10,015)
Cash used for financing activities	(38,950)	(85,544)
Effect of change in currency on cash	4,024	--
Net increase (decrease) in cash	$20,003	$(223,724)

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

In an effort to have sufficient shares of common stock necessary to fulfill our contractual obligations under the 8% Notes and the 12% Notes as well as to have authorized shares of stock available for any possible subsequent financings and/or acquisitions, we plan to increase our authorized shares of common stock from five hundred million shares of common stock to ten billion shares of common stock. On April 6, 2006, the Company filed a Preliminary Schedule 14C with the Securities and Exchange Commission to advise our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. On May 19, 2006, we filed with the SEC and simultaneously mailed a definitive schedule 14C to all shareholders of record as of April 28, 2006. The amendment will be filed with the Secretary of State of Nevada timely to complete the process.

As of March 31, 2005, we have convertible notes outstanding in aggregate of $3,694,470, and accrued interest payable related to these notes of $347,562. Based on the default described above the related principal balance and related unamortized debt discount are classified as current as of March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our executive management, including our Chief Executive Officer/Chief Financial Officer and our President, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing of this quarterly report. Based on that evaluation, our executive management, including our CEO and CFO and our President, concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures mean the controls and other procedures that we have implemented and which are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission, and (B) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer and our President to allow timely decision on required disclosure. In addition, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the three months ended March 31, 2006 which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting which we have implemented.

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

We began to offer our CHANNOINE® skincare products to the public on June 1, 2002, our 2SIS cosmetics products on August 10, 2002, our FEMONE nutritional products on September 28, 2002, our LEANCHOICESTM weight control products and program on February 6, 2004, and our BIOPRO Technology products on February 19, 2004. In December 2004, we offered our CHANNOINE® products on Shop NBC for the first time. A decision to invest in our company must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

•	strengthen awareness of our products;
•	respond to competitive developments;
•	continue to upgrade and expand our line of products; and
•	continue to attract, retain, and motivate our employees and independent distributors.

We cannot be certain that we will be able to successfully address each of these risks adequately.

WE HAVE NEVER BEEN PROFITABLE

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundation of our business. From our inception to the date of this report we have incurred an accumulated deficit. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, we cannot assure that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

THE REPORT ON OUR FINANCIAL STATEMENTS FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A QUALIFICATION AS TO OUR ABILITY TO CONTINUE AS A "GOING CONCERN"

In their report on our audited financial statements for the year ended December 31, 2005, our independent registered public accounting firm included an explanatory paragraph stating that due to our lack of profitability and our need to raise additional capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern explanatory paragraph represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

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

As of May 15, 2006, we had 157,285,122 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 372,823,326 shares of common stock at current market prices and outstanding warrants to purchase 53,000,000 shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, will be freely tradeable upon the effectiveness of a Registration Statement which includes those shares. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of May 15, 2006 of $0.035.

% BELOW			NUMBER OF
MARKET	PRICE PER SHARE	DISCOUNT OF 40%	SHARES ISSUABLE
25%	$0.026	$0.011	351,854,305
50%	$0.018	$0.007	527,781,457
75%	$0.009	$0.004	1,055,652,914

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. Currently, we do not have enough shares authorized for these amounts. We are in the process of amending our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 5,000,000,000. On May 19, 2006, we filed a definitive schedule Schedule 14C with the SEC and have mailed our information statement to our shareholders of record as of the record date of April 28, 2006. We will promptly file the amendment with the State of Nevada to complete the process.

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

As of May 15, 2006, we have outstanding an aggregate of $4,051,347 convertible Notes and accrued interest. In addition pursuant to the terms of the Notes, we are in default for failure to have in reserve 372,823,326 shares of common stock in reserve to allow for conversion of the Notes, accrued interest and exercise of warrants. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR SHAREHOLDERS TO SELL THEIR SHARES.

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

WE HAVE NOT PAID DIVIDENDS IN THEPAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE, ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

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

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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

Generally, brokers may be less willing to execute transactions in securites subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to legal proceedings that could have a materially adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2006, the Company issued 42,676,267 shares of stock to Ray W. Grimm, Jr. as repayment of shareholder loans and accrued interest of $411,953 and $15,000 of deferred salaries.

On March 17, 2006, the Company issued 2,804,804 shares of stock to Alfred Hanser as repayment of shareholder loans and accrued interest of $3,048 and $25,000 of deferred salaries.

On March 17, 2006, the Company issued 100,000 shares of stock to Joseph Caracciolo as compensation for his continued service to the board of directors. The Company recorded compensation expense of $4,100 related to this issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2006, the Company is in default on both the 8% and 12% convertible note agreements. The Company is taking action, as described below in Item 4, to increase its authorized capital to allow for conversion under the convertible note agreements and will promptly file a registration statement to register the shares with the Securities and Exchange Commission to satisfy its obligations under these agreements and cure the default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 6, 2006, the Company filed a Preliminary Schedule 14C with the Securities and Exchange Commission to advise our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Schedule 14C was filed with the SEC on April 6, 2006. On May 19, 2006, the Company filed with the SEC and simultaneously mailed a definitive Schedule 14C to all shareholders of record as of April 28, 2006. The amendment will be filed with the Secretary of State of Nevada on or about June 9, 2006.

ITEM 5. OTHER INFORMATION
None

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

(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9)	Filed as an exhibit to Form 8-K filed November 21, 2005
(10)	Filed as an exhibit to Form 8-K filed March 29, 2006
(11)	Filed as an exhibit to Form 8-K filed April 6, 2006
(12)	Filed as an exhibit to this Report on Form 10-QSB

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMONE, INC.

Date: May 22, 2006

By: /s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)