Form 10QSB
period 2006-06-30
ACTIS GLOBAL VENTURES INC
filed 2006-08-21
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   JUNE 30, 2006

[   ]  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act of 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-49661

ACTIS GLOBAL VENTURES, INC.
(formerly FEMONE, INC.)
(Exact name of small Business Issuer as specified in its charter)

NEVADA	98-0358887
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1905 Aston Avenue, Suite 101
Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

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
As of August 21, 2006, there were 165,285,122 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

ACTIS GLOBAL VENTURES, INC.
Form 10-QSB
For the six months ended June 30, 2006

PART I. - FINANCIAL INFORMATION

ACTIS GLOBAL VENTURES, INC.
Consolidated Balance Sheets
(Unaudited)

ASSETS	June 30, 2006	December 31, 2005
Current assets
Cash	$209,610	$314,656
Accounts receivable	296,694	137,372
Accounts receivable, related party	23,017	29,195
Inventory	608,696	729,629
Inventory deposits	71,718	118,361
Prepaid expenses	80,114	53,782
Other current assets	-	73,075
Total current assets	1,289,849	1,456,070

Property and equipment, net	241,015	192,960

Other assets
Intangible assets, net	202,367	212,149
Deferred debt issue costs	136,086	237,172
Deposits	176,483	177,661
Total other assets	514,936	626,982

Total assets	$2,045,800	$2,276,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,219,189	$748,887
Accrued interest, related party	-	114,792
Accrued interest, convertible notes	415,461	225,368
Accrued commissions	266,326	269,453
Accrued commissions, related party	24,092	-
Accrued payroll and payroll tax	243,248	147,418
Accrued bonus	134,871	122,089
Deferred compensation	45,516	95,944
Customer Deposits	112,456	20,297
Deferred rent	54,783	51,435
Notes payable - related parties	91,612	339,159
Warrant derivative liability	1,302,380	219,489
Convertible notes payable, net	1,436,704	1,677,505
Total current liabilities	5,346,638	4,031,836

COMMITMENTS AND CONTINGENCIES (See Note 15)

MINORITY INTEREST IN SUBSIDIARIES	44,843	52,279

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, 5,000,000,000 common shares, $0.001 par value, authorized, 157,285,122
and 111,707,051 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	157,286	111,708
Additional paid in capital	7,895,089	6,529,428
Accumulated deficit	(11,438,356)	(8,461,960)
Accumulated other comprehensive income	40,300	12,721
Total stockholders’ equity (deficit)	(3,345,681)	(1,808,103)

Total liabilities and stockholders’ equity (deficit)	$2,045,800	$2,276,012

 The accompanying notes are an integral part of these financial statements.

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Product sales	$3,045,700	$1,796,627	$5,741,430	$3,549,256
Cost of sales	631,336	423,189	1,215,676	869,497
GROSS PROFIT	2,414,364	1,373,438	4,525,754	2,679,759

EXPENSES
Sales commissions	1,268,625	708,317	2,330,261	1,452,602
Order fulfillment costs	276,608	156,434	532,223	294,191
Sales and marketing	685,665	527,414	1,410,891	1,058,449
General and administrative	539,914	347,397	1,148,638	778,212
Total operating expenses	2,770,812	1,739,562	5,422,013	3,583,454
NET LOSS FROM OPERATIONS	(356,448)	(366,124)	(896,259)	(903,695)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(1,323,403)	(358,501)	(1,799,910)	(921,814)
Gain (loss) on warrant derivative liability	776,310	801,323	(1,082,891)	801,323
Gain on extinguishment of debt	--	--	1,101,070	-
Interest and finance charges	(154,297)	(115,207)	(291,179)	(265,145)
Other income (expense)	1,042	6,341	(8,663)	7,210
Total other income (expense)	(700,348)	333,956	(2,081,573)	(378,426)

LOSS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(1,056,796)	(32,168)	(2,977,832)	(1,282,121)

MINORITY INTEREST IN SUBSIDIARIES	10,654	(15,913)	7,436	(54,207)
INCOME TAX EXPENSE	--	--	(6,000)	-

NET LOSS	$(1,046,142)	$(48,081)	$(2,976,396)	$(1,336,328)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and Diluted	157,285,122	58,973,122	138,147,368	54,973,122

The accompanying notes are an integral part of these financial statements.

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2006 and 2005
(Unaudited)
	Six Months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,976,396)	$(1,336,328)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	49,519	31,058
Stock based compensation expense	16,796	5,433
Amortization of debt discount on convertible notes	1,799,910	965,333
Amortization of interest and prepaid financing on convertible notes	291,179	258,269
Loss (gain) on warrant derivative liability	1,082,891	(801,323)
Gain on extinguishment of debt	(1,101,070)	--
Minority interest in subsidiaries	(7,436)	54,207
Changes in operating assets and liabilities:
Accounts receivable	(159,322)	66,983
Accounts receivable - related party	6,178	41,337
Inventory	120,933	(217,272)
Prepaid expenses	(26,332)	(26,316)
Other current assets	73,075	--
Inventory deposits	46,643	50,402
Deposits	1,178	(8,308)
Accounts payable	470,303	56,101
Accrued interest	1,113	49,717
Accrued payroll and payroll related expenses	95,829	90,306
Accrued bonus	37,782	-
Accrued commissions	20,965	104,296
Customer Deposits	92,159	-
Deferred rent	3,348	--
Deferred compensation and accrued expenses	(35,428)	--
Net cash used in operating activities	(96,183)	(616,105)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(87,792)	(62,993)
Net cash used in investing activities	(87,792)	(62,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable from related parties	90,500	--
Proceeds from convertible notes payable	--	1,335,988
Repayment of notes payable to related parties	(39,150)	(85,544)
Net cash provided by financing activities	51,350	1,250,444

Effect of exchange rate changes on cash	27,579	(2,148)

Net increase (decrease) in cash	(105,046)	569,198
Cash and cash equivalents at beginning of year	314,656	720,468
Cash and cash equivalents at end of period	$209,610	$1,289,666

SUPPLEMENTAL DISCLOSURES
Income Taxes Paid	$6,000	--

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in as payment for related party loans and accrued interest	$414,801	$350,000
Shares issued as payment for deferred salaries	$40,000	$15,555
Shares issued for convertible note, net	$--	$399,030
Net beneficial conversion feature recorded in connection with convertible notes payable	$939,640	$--

The accompanying notes are an integral part of these financial statements.

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
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

On June 9, 2006, the Company’s name was changed to ACTIS Global Ventures, Inc. (the “Company” or “ACTIS”). The Company has retained the name FemOne as its direct selling division marketing nutritional products to women.

ACTIS markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products developed using Energy Resonance Technology that management believes to be a new generation in wellness solutions, designed for people living in environments that are highly electro-polluted and/or saturated with other external stressors. During 2005 and 2004, the Company sold through its FemOne division three product lines, nutritional products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel. The Company owns 51% of SRA Marketing. In August 2005, the Company formed its subsidiary BIOPRO Asia to market its BIOPRO products in the Philippines. In April 2006, the Company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd. to market its products in South Africa.

NOTE 2:  LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $2.9 Million during the six months ended June 30, 2006 and has incurred losses since inception totaling $11 Million through June 30, 2006. As of June 30, 2006, the company has a working capital deficit of $4.1 Million.

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

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 3:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOREIGN CURRENCY TRANSLATION
The functional currency of the Company’s foreign operations is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars using period-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year.

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

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and accounts receivable. As of June 30, 2006, substantially all of the Company’s cash and cash equivalents were held at banks within the United States that management believes are of high credit quality. Concentration of credit risk with respect to accounts receivable is primarily limited to the Company’s merchant clearing its credit card transactions and accounts receivable from its subsidiary from its customer SHOP NBC. Management believes its credit risk is minimal with regards to these receivables.

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

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is not likely to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

NOTE 4:  CONVERTIBLE NOTES PAYABLE

As of June 30, 2006 and December 31, 2005, convertible notes payable were as follows:
	June 30, 2006	December 31, 2005
8% Convertible Notes:
Convertible notes payable	$1,500,000	$1,500,000
Discount on convertible notes	(1,321,084)	(1,250,000)
Convertible notes payable ,net	$178,916	$250,000

12% Convertible Notes:
Convertible notes payable	$2,194,470	$2,194,470
Discount on convertible notes	(936,682)	(766,965)
Convertible notes payable ,net	$1,257,788	$1,427,505
Convertible notes payable, net	$1,436,704	$1,677,505

Defaults on Convertible Notes:
At June 30, 2006, the Company is in default on certain of its obligations under the 8% and 12% convertible note agreements, as it currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes. The 12% notes mature within one year of the balance sheet date and the 8% Notes mature on June 30, 2008. Due to the default on the registration of the 12% Notes, the Company has classified all convertible notes outstanding as a current liability as of June 30, 2006. At such time the default is cured, the Company will reclassify the Notes between current and non-current as appropriate at that time.

8% Convertible Notes and Warrants
On June 30, 2005, the Company received gross proceeds of $1,500,000 from the sale of 8% Callable Secured Convertible Notes (the “8% Notes”) and warrants.

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 4:  CONVERTIBLE NOTES PAYABLE (continued)

The 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12% Notes, described below, are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who pledged 50% of their individual stock holdings as of the date of the initial closing of the 12% Notes as collateral for the convertible note obligations, discussed below. In connection with the issuance of the 8% Notes, the Company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share exercisable for five years from the date of issuance.

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

At the time of the amendment and recording the extinguishment of the original 8% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $1,500,000. The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. During the six months ended June 30, 2006 the Company recorded interest expense of $291,819, resulting from the debt discount amortization on the 8% Notes, of which $179,916 represented amortization expense for the period March 23, 2006 through June 30, 2006.

At June 30, 2006, the remaining debt discount balance was $1,321,084 and the outstanding principal balance on the 8% Notes was $1,500,000.

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

The 12% Notes expire between July and October 2006 and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes, times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who pledged 50% of their individual stock holdings as collateral for the convertible note obligations as of the date of the first closing on the 12% Notes. In connection with the issuance of the Note, the Company issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share exercisable for five years from the date of issuance.

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 4:  CONVERTIBLE NOTES PAYABLE (continued)

From October 2004 through December 31, 2005, the holders of the 12% Notes have converted an aggregate principal amount of $805,530 into 71,080,000 shares of the Company’s common stock. There have been no issuances of stock from the convertible notes during the six months ended June 30, 2006. At June 30, 2006, the outstanding principal balance on the 12% Notes is $2,194,470.

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

The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. During the six months ended June 30, 2006 the Company recorded interest expense of $1,508,089, resulting from the debt discount amortization on the 12% Notes, of which $1,257,787 represented amortization expense for the period March 23, 2006 through June 30, 2006.

At June 30, 2005, the remaining debt discount balances was $936,682, and the outstanding principal balance on the 12% Notes was $2,194,470.

NOTE 5:  DERIVATIVE LIABILITIES

Evaluation of criteria under EITF Issue No. 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock” at June 30, 2005, resulted in the determination that the Company’s outstanding warrants should be reclassified as a derivative liability as of June 30, 2005. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. At December 31, 2005 and March 31, 2006, the fair market value of the derivative liabilities was determined to be $219,489 and $2,078,790, respectively.

Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 149.11%, risk free interest rate of 5.07% and a remaining contractual life of 4.75 years, the aggregate fair value of the warrant derivative liability at June 30, 2006 was determined to be $1,302,380. Based on these changes in fair value, the Company has recorded a non-cash gain of $776,310 during the three months ended June 30, 2006 and a corresponding decrease in the warrant derivative liability, and non-cash loss during the six months ended June 30, 2006 of $1,082,891 and a corresponding increase in the warrant derivative liability.

NOTE 6:  DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad, California. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. At June 30, 2006, the Company had recorded deferred rent related to these agreements in the amount of $54,783, based on the difference between rent expense recorded and rent payment obligation.

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 7:  MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At June 30, 2006 and December 31, 2005, minority interest in the equity of the subsidiaries is $44,843 and $52,279. For the three months ended June 30, 2006 and 2005, the Company recorded a gain of $10,634 and loss of $15,913, respectively, related to its minority interests in subsidiaries. For the six months ended June 30, 2006 and 2005, the Company recorded a gain of $7,436 and loss of $54,207, respectively, related to its minority interests in subsidiaries.

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

NOTE 9:  SHARES RESERVED FOR ISSUANCE

At June 30, 2006 and December 31, 2005, the Company has reserved shares of common stock for issuance as shown below:

	June 30, 2006	December 31, 2005

Shares reserved for retirement of shareholder loans	--	41,478,071
Shares reserved for payment of deferred salaries	--	4,000,000
Shares underlying warrants	53,250,000	53,250,000
Shares underlying convertible debt	380,549,167	797,255,390
Shares underlying stock option plan	7,033,710	7,013,710
Shares reserved as compensation	448,513	448,513
	441,281,390	903,445,684

Shares reserved for issuance underlying convertible debt at June 30, 2006, assume conversion of $3,694,470 of principal and $415,461 of accrued interest outstanding at June 30, 2006 at the approximate conversion price as of June 30, 2006 of $0.0108 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2005, assume conversion of $3,694,470 of principal and $225,368 of accrued interest outstanding at December 31, 2005 at the approximate conversion price as of December 31, 2005 of $0.00492 per share.

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

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 10:  WARRANTS (continued)

The table below summarizes information about the Company's outstanding warrants as of June 30, 2006:

Exercise Prices	Outstanding and Exercisable	Remaining Life in Months
$0.06	17,666,667	57
$0.15	17,666,667	57
$0.20	17,666,666	57
$0.50	250,000	30
	53,250,000

NOTE 11:  STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment , (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for its share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation (“SFAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

As of June 30, 2006, the Company has one employee stock purchase plan, as discussed below.

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

In April 2006, the Company granted 62,500 stock options to a consultant of the Company at an exercise price of $0.03 per share. The options vested upfront and were exercisable through June 28, 2006. The options were cancelled on June 28, 2006. The Company valued the expense related to these options using the Black-Scholes option pricing model assuming a life of .33 years, risk free interest rate of 4.90% and volatility of 164.04%. The Company recorded the total expense of $692 of expense related to these stock options during the three months ended June 30, 2006.

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 11:  STOCK BASED COMPENSATION (continued)

In May 2006, the Company granted 20,000 stock options to a consultant of the Company at an exercise price of $0.03 per share with 14,169 options vesting upfront and the remaining options to vest through the end of 2006. The Company valued the expense related to these options using the Black-Scholes option pricing model assuming a life of 5 years, risk free interest rate of 5.00% and volatility of 157.96%. The Company recorded the total expense of $559 of expense related to these stock options during the three months ended June 30, 2006.

As of June 30, 2006, there are 7,033,710 options outstanding pursuant to the stock option plan.

A summary of stock option activity for the year ended December 31, 2005 and for the six months ended June 30, 2006 is below.
	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	7,013,710	$0.02
Issued	82,500	$0.03
Cancelled	(62,500)	$0.03
Exercised	--	--
Outstanding at June 30, 2006	7,033,710	$0.02

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	9.48	$0.01	5,671,973	$0.01
$0.03 - $0.50	558,710	6.71	$0.09	477,673	$0.08
	7,033,710			6,149,646

During the three and six months ended June 30, 2006, the Company recorded compensation costs related to stock options of $2,107 and $12,897, respectively. As of June 30, 2006, the Company has unrecognized compensation costs amounted to $16,621 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.09 years.

A summary of the status of non-vested options as of June 30, 2006 and the changes during the six months ended June 30, 2006 is presented below.

	Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options beginning January 1, 2006	1,133,353	$0.02
Granted	82,500	$0.02
Vested	(269,289)	$0.07
Exercised	--	--
Cancelled	(62,500)	$0.01
Non-vested options at June 30, 2006	884,064	$0.02

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 11.  STOCK BASED COMPENSATION (continued)

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

	Three months ended June 30, 2005 (Unaudited)	Six months ended June 30, 2005 (Unaudited)

Net Loss
As reported	$(48,081)	$(1,336,328)
SFAS No. 123 effect	(31,092)	(62,184)

Pro forma net loss	$(79,173)	$(1,398,512)

NOTE 12:  GAIN ON EXTINGUISHMENT OF DEBT

During the six months ended June 30, 2006 the Company recognized a non-cash gain on extinguishment of debt in the amount of $1,101,070 in connection with the amendments to outstanding convertible notes payable (see Note 4). The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on Extinguishment of Debt” under “Other income (expense)” in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2006.

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

DEFERRED COMPENSATION, ACCRUED BONUS AND ACCRUED PAYROLL
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of December 31, 2005, deferred salaries and accrued bonus due to the Company’s executives’ were $89,126 and $122,089. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to have deferred salaries of $15,000 and $25,000, respectively, be paid through the issuance of common stock. On March 17, 2006, the Company issued common stock to Mr. Grimm and Mr. Hanser to repay an aggregate of $40,000 of accrued wages. See Note 8 above. On March 6, 2006, the Company paid Alfred Hanser $42,473 of deferred salaries and accrued bonus. On April 5, 2006, the Company paid Alfred Hanser $21,521 of the balance of his deferred salaries and accrued bonus. The Company no longer has an obligation to Mr. Hanser for deferred wages.

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 13:  RELATED PARTY TRANSACTIONS (continued)

As of June 30, 2006, Mr. Grimm had deferred salaries and accrued payroll tax due of $45,516 and accrued bonus of $101,603. As of June 30, 2006, Mr. Hanser had accrued bonus of $23,283.

The Company has accrued payroll to Mr. Grimm and Mr. Hanser for their participation in SRA Marketing in the amount of $15,000 each for the six months ended June 30, 2006. These amounts will be paid by SRA Marketing at some time in the future to be determined by the board of directors of SRA Marketing.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the three months ended June 30, 2006 and 2005, the Company recorded Sales to Canada for their inventory purchases of $78,348 and $31,760, respectively. For the six months ended June 30, 2006 and 2005, the Company recorded Sales to Canada for their inventory purchases of $149,766 and $83,519. As of June 30, 2006, FemOne Canada owed the Company $21,158.

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

SRA MARKETING - RELATED PARTY LOANS
In May 2006, a company owned by a family member of Mr. Steven Page loaned SRA Marketing $90,500 as a short term loan. The loan accrues interest at 8% per annum. As of June 30, 2006, $91,612 of principal and interest was due on this loan. On July 20, 2006 this loan was paid in full and the Company has no further obligation under this loan, see Note 16.

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

FAMILY RELATIONSHIP
Since November 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During the three months and six ended June 30, 2006 and 2005, they were paid commissions of $78,063 and $46,815, respectively and $142,722 and $88,656 related to their participation in the direct selling organization.

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:
Direct Sales	$2,762,337	$1,634,328	$5,145,325	$3,104,544
Direct Response	205,014	131,651	446,339	414,064
Sales to affiliate	78,349	30,648	149,766	77,828
Consolidated revenues	$3,045,700	$1,796,627	$5,741,430	$3,596,436

Expenses:
Direct Sales	$3,069,152	$1,693,747	$6,029,790	$4,199,473
Direct Response	257,400	90,959	469,170	293,121
Expenses of affiliate	78,349	30,648	149,766	77,828
Other corporate expenses, net	686,941	29,354	2,069,100	362,342
Consolidated Expenses, net	$4,091,842	$1,844,708	$8,717,826	$4,932,764

Net Profit (Loss):
Direct Sales	$(306,815)	$(59,419)	$(884,465)	$(1,094,929)
Direct Response	(52,386)	40,692	(22,831)	120,943
Net Loss from other corporate expenses	(686,941)	(29,354)	(2,069,100)	(362,342)
Consolidated net loss	$(1,046,142)	$(48,081)	$(2,976,396)	$(1,336,328)

Identifiable assets and liabilities as of June 30, 2006 and December 31, 2005 directly attributable to the Company’s two primary business segments are below:

ASSETS	June 30, 2006	December 31, 2005
Direct Sales	$1,677,194	$1,886,531
Direct Response	232,520	155,309
Total identifiable assets	$1,909,714	$2,041,840

LIABILITIES
Direct Sales	$2,039,894	$1,842,429
Direct Response	152,199	67,046
Total identifiable liabilities	$2,192,093	$1,909,475

ACTIS GLOBAL VENTURES, INC.
(FORMERLY FEMONE, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 14:  BUSINESS SEGMENTS (continued)

The schedules below show revenues and losses for the Company's Direct Sales Segmentary for domestic and international operations for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues Direct Sales:
United States Direct Sales	$2,375,953	$1,272,778	$4,481,764	$2,285,205
Australia/New Zealand	202,343	361,550	452,745	819,339
Philippines	62,174	-	88,949	-
South Africa	121,867	-	121,867	-
Consolidated revenues - Direct Sales	$2,762,337	$1,634,328	$5,145,325	$3,104,544

Net Profit (Loss):
United States Direct Sales	$(180,458)	$51,001	$(624,111)	$(1,053,236)
Australia/New Zealand	(40,579)	(110,420)	(97,798)	(41,693)
Philippines	(52,609)	-	(129,387)	-
South Africa	(33,169)	-	(33,169)	-
Consolidated net loss - Direct Sales	$(306,815)	$(59,419)	$(884,465)	$(1,094,929)

NOTE 15:  COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company is default on certain obligations under its outstanding convertible notes. As of June 30, 2006, we estimate the Mandatory Prepayment Amount to be approximately $5.2 million based on the outstanding principal plus accrued interest and potential penalties. On June 9, 2006, the Company filed Restated and Amended Articles of Incorporation with the State of Nevada pursuant to which the Company increased the number of common shares authorized to 5,000,000,000. The Company is now in the process of preparing a registration statement to register the underlying shares upon conversion of the convertible notes. Failure to remedy this default could result in the note holders foreclosing on all of the Company’s assets.

NOTE 16:  SUBSEQUENT EVENTS

Convertible Notes
On July 23, 2006, $394,470 of principal on the 12% Convertible Notes reached their two year maturity date. Between July 27, 2006 and August 18, 2006, the Company has issued 8,000,000 shares of common stock from the conversion of $52,800 in principal on the matured convertible notes. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933,, as amended (the “Act”) pursuant to Section 4(2) of the Act. As of August 21, 2006, the balance remaining on this matured convertible note is $341,670.

Consulting Agreements
On August 1, 2006, the Company entered into consulting agreements with a consultant to assist the Company in its financing and investor relations programs. The consultant will receive as compensation a total of 25,000,000 shares of restricted common stock for their services.

Related Party Loans
On July 20, 2006, SRA Marketing repaid a related party loan to a family member of Steven Page the minority shareholder of SRA Marketing. SRA Marketing has no further obligation on this loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2006. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the others referenced in this report, those discussed under the heading "Risk Factors" later in this document.

OVERVIEW

We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with what management believes is a new generation of wellness solutions. We sell our products primarily though Direct Sales through two divisions, BIOPRO and FemOne, as described below, and we also sell our Channoine Cosmetic products through the Direct Response Television Shopping Network:

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

•
The FemOne Division currently markets and sells cosmetic products under the brand names Channoine ®   and 2SIS, natural nutritional and hormonal balancing products under the brand name FemOne, and a weight loss system under the brand name LeanCHOICES TM .

•
In December 2004, we formed a subsidiary named SRA Marketing, Inc, a Nevada corporation, to manage the marketing of Channoine Cosmetics through the Direct Response Television Shopping network. We hold 51% of the outstanding shares of SRA Marketing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

For the three months ended June 30, 2006 and 2005, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES
Net Sales for the three months ended June 30, 2006 increased to $3,045,700 from $1,796,627 for the three months ended June 30, 2005. The increase in net sales of $1,249,073 or 70% over 2005 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $2,725,219, or 69% over 2005. Included in net sales for the three months ended June 30, 2006 and 2005, are sales of inventory to our Canadian affiliate, a related party, of $78,349 and $30,648, respectively, representing a pass-through of inventories at cost.

	Three Months ended June 30,		Increase (Decrease) from
Revenues	2006	2005	prior year
Direct Sales
BIOPRO Technology	$2,725,219	$1,581,791	$1,143,428
FemOne	37,118	52,537	(15,419)
Total revenues from Direct Sales	2,762,337	1,634,328	1,128,009
Direct Response-SRA Marketing	205,014	131,651	73,363
Product sales to affiliate	78,349	30,648	47,701
Total Revenues	$3,045,700	$1,796,627	$1,249,073

COST OF SALES
	Three Months ended June 30,		Increase (Decrease) from
Cost of Sales	2006	2005	prior year
Direct Sales
BIOPRO Technology	$380,032	$292,436	$87,596
FemOne	7,851	43,674	(35,823)
Total cost of sales from Direct Sales	387,883	336,110	51,773
Direct Response-SRA Marketing	165,104	56,431	108,673
Cost of products sold to affiliate	78,349	30,648	47,701
Total cost of sales	$631,336	$423,189	$208,147

Cost of sales for the three months ended June 30, 2006 increased to $631,336 from $423,189 for the three months ended June 30, 2005. The overall increase in cost of sales of 49% from the prior year is directly attributable to the increase in net sales during the same period.

GROSS PROFITS
Overall gross profits for the three months ended June 30, 2006 increased to $2,414,364 from $1,376,438 three months ended June 30, 2005. The overall increase in gross profits of approximately 76% is directly attributable to the overall increase in net sales in 2006.

OPERATING EXPENSES
Total operating expenses for the three months ended June 30, 2006 increased to $2,770,813 from $1,739,562 for the three months ended June 30, 2005. The overall increase in expenses of approximately 59% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the three months ended June 30, 2006 increased to $1,268,625 from $708,317 for three months ended June 30, 2005. The increase of approximately 79% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the three months ended June 30, 2006 increased to $276,608 from $156,434 for the three months ended June 30, 2005. The increase of approximately 77% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2006 increased to $685,665 from $527,414 for the three months ended June 30, 2005. The increase of approximately 30% in sales and marketing expenses is due primarily to our continued efforts to promote and increase awareness of BIOPRO products.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2006 increased to $539,914 from $347,397 for the three months ended June 30, 2005. The increase of approximately 55% over the prior year is representative of the following:

	Three months ended June 30,		Increase (Decrease) from
G&A- US Operations:	2006	2005	prior year
Personnel costs - US Operations	$240,318	$212,634	$27,684
Facility costs	95,674	25,176	70,498
Legal, accounting and investor relations	75,134	51,747	23,387
Office supplies and other expenses	25,951	35,995	(10,044)
Charitable contributions	10,767	7,731	3,036

Subsidiary G&A expenses:
BIOPRO Australasia G&A	(1,779)	2,824	(4,603)
BIOPRO Asia (Philippines) G&A	47,661	-	47,661
BIOPRO South Africa G&A	2,408	-	2,408
SRA Marketing G&A	43,780	11,290	32,490
Total General and Administrative	$539,914	$347,397	$192,517

Personnel Costs - US Operations - The increase in personnel costs in the 2006 period over the 2005 period is due to addition of staff in the areas of information technology and website design, and the related benefits for those positions.

Facility costs and office relocation - The increase in facility costs and facility rent expense in the 2006 period over the 2005 period is due to our relocation to a 19,000 square foot facility in August 2005.

Legal, accounting and investor relations - The increase in legal, accounting and investor relations expense is related to increased expenses for accounting and our annual audit for 2005 that were incurred in the 2006 period.

Office supplies and other expenses - Office supplies and other expense decreased in 2006 over 2005 due to our focus on lowering these overhead costs.

Charitable contributions - Charitable contributions increased in 2006 over 2005 due to higher direct sales revenues in the 2006 period. We donate one half of one percent of commissionable US Direct Sales revenues to Childhelp USA.

Subsidiary G&A Expenses:

BIOPRO International Subsidiaries - The decrease in general and administrative expenses of BIOPRO Australasia is due to a reclassification of expense in the 2006 period. The increases in general and administrative expenses of our subsidiaries BIOPRO Asia is due to their operations during the 2006 period, as BIOPRO Asia was not operational until the third quarter of 2005. The increase in general and administrative expenses for BIOPRO South Africa is due to its opening operations beginning April 2006.

SRA Marketing - The increase in general and administrative expense for SRA Marketing are due to increases in accounting for tax preparation and management compensation, which include compensation expense paid in the three months ended June 30, 2006 and 2005, of $14,500 and $11,500, respectively, paid to ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing, and increase in fees earned by Alfred Hanser and Ray Grimm for their participation in SRA Marketing during 2006 of $7,500 each during the quarter.

Other Income and Expense
Other income and expense for the three months ended June 30, 2006 decreased to net expense of $700,348 from net income of $333,956 for the three months ended June 30, 2005. As described in the table below, the expenses in 2006 and 2005 primarily represent non-cash expenses related to the Company’s convertible note financings and their related derivative liabilities:

	Three months ended June 30,		Increase (Decrease) from
	2006	2005	prior year
Non-cash debt discount and other costs of convertible note financings	$(1,323,403)	$(358,501)	$(964,902)
Non-cash interest expense and deferred financing costs on convertible notes	(146,116)	(95,009)	(51,107)
Non-cash gain on value of derivative liabilities	776,311	801,323	(25,012)
Other income and expense, net	(7,140)	(13,857)	6,717
Total other income and expense	$(700,348)	$333,956	$(1,034,304)

Contributing to the increase in other expenses is the amortization of the convertible debt financing that was amended on March 23, 2006, which the company recorded new discounts related to the amendment which will be amortized over the remaining life of the convertible notes.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the three months ended June 30, 2006 and 2005 relative to the 49% is income of $10,654 and loss of $15,913, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the three months ended June 30, 2006 and 2005 has been included in the consolidated loss for the periods.

NET LOSS
Net loss for the three months ended June 30, 2006 increased to $1,046,142 from $48,081 from the three months ended June 30, 2005. The overall increase in net loss of from 2005 is due primarily to the increase in non-cash expense recorded in the 2006 period as discussed above. Net non-cash expenses represent 67% consolidated net losses for the three months ended June 30, 2006. During the 2005 period the net non-cash items represent a gain and represent 695% of the consolidated net losses for the 2005 period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

For the six months ended June, 2006 and 2005, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.
REVENUES
Net Sales for the three months ended June 30, 2006 increased to $5,741,430 from $3,549,256 for the six months ended June 30, 2005. The increase in net sales of $2,192,174 or 62% over 2005 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $5,053,280, or 70% over 2005. Included in net sales for the six months ended June 30, 2006 and 2005, are sales of inventory to our Canadian affiliate, a related party, of $149,766 and $77,828, respectively, representing a pass-through of inventories at cost.

	Six Months ended June 30,		Increase (Decrease) from
Revenues	2006	2005	prior year
Direct Sales
BIOPRO Technology	$5,053,280	$2,973,473	$2,079,807
FemOne	92,045	83,891	8,154
Total revenues from Direct Sales	5,145,325	3,057,364	2,087,961
Direct Response-SRA Marketing	446,339	414,064	32,275
Product sales to affiliate	149,766	77,828	71,938
Total Revenues	$5,741,430	$3,549,256	$2,192,174

COST OF SALES
	Six Months ended June 30,		Increase (Decrease) from
Cost of Sales	2006	2005	prior year
Direct Sales
BIOPRO Technology	$723,585	$519,857	$203,728
FemOne	24,053	47,345	(23,292)
Total cost of sales from Direct Sales	747,638	567,202	180,436
Direct Response-SRA Marketing	318,272	224,467	93,805
Cost of products sold to affiliate	149,766	77,828	71,938
Total cost of sales	$1,215,676	$869,497	$346,179

Cost of sales for the six months ended June 30, 2006 and increased to $1,215,675 from $869,497 for the six months ended June 30, 2005. The overall increase in cost of sales of 32% from the prior year is directly attributable to the increase in net sales during the same period.

GROSS PROFITS
Overall gross profits for the six months ended June 30, 2006 increased to $4,525,754 from $2,679,459 for the six months ended June 30, 2005. The overall increase in gross profits of approximately 69% is directly attributable to the overall increase in net sales in 2006.

OPERATING EXPENSES
Total operating expenses for the six months ended June 30, 2006 increased to $5,422,014 from $3,583,454 for the six months ended June 30, 2005. The overall increase in expenses of approximately 51% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the six months ended June 30, 2006 increased to $2,330,261 from $1,452,602 for six months ended June 30, 2005. The increase of approximately 60% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the six months ended June 30, 2006 increased to $532,223 from $294,191 for the six months ended June 30, 2005. The increase of approximately 81% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the six months ended June 30, 2006 increased to $1,410,891 from $1,058,449 for the six months ended June 30, 2005. The increase of approximately 33% in sales and marketing expenses is due primarily to our continued efforts to promote and increase awareness of BIOPRO products.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2006 increased to $1,148,638 from $778,212 for the six months ended June 30, 2005. The increase of $370,426 or 48% over the prior year is representative of the following:

	Six months ended June 30,		Increase (Decrease) from
G&A- US Operations:	2006	2005	prior year
Personnel costs - Parent US	$540,992	$372,262	$168,730
Facility costs	189,885	49,842	140,043
Legal, accounting and investor relations	148,185	214,044	(65,859)
Office supplies and other expenses	60,739	105,544	(44,805)
Charitable contributions	21,558	11,231	10,327

Subsidiary G&A expenses:
BIOPRO Australasia G&A	259	4,552	(4,293)
BIOPRO Asia (Philippines) G&A	101,448	-	101,448
BIOPRO South Africa G&A	2,408	-	2,408
SRA Marketing G&A	83,164	20,737	62,427
Total General and Administrative	$1,148,638	$778,212	$370,426

Personnel Costs - US Operations - The increase in personnel costs in the 2006 period over the 2005 period is due to addition of staff in the areas of information technology, website design, and accounting and the related benefits for those positions. Contributing to the overall increase is approximately $12,000 which represents increased salaries and payroll tax expense accrued for executive management pursuant to their employment agreements.

Facility costs and office relocation - The increase in facility costs and facility rent expense in the 2006 period over the 2005 period is due to our relocation to a 19,000 square foot facility in August 2005.

Legal, accounting and investor relations - The decrease in legal, accounting and investor relations expense is related to non-cash expenses for stock based compensation paid to finance and investor relations firms in 2005 of approximately $92,000, partially offset by higher accounting fees for the annual audit for 2005.

Office supplies and other expenses - Office supplies and other expense decreased in 2006 over 2005 our focus on lowering these overhead costs.

Charitable contributions - Charitable contributions increased in 2006 over 2005 due to higher direct sales revenues in the 2006 period. We donate one half of one percent of commissionable US Direct Sales revenues to Childhelp USA.

Subsidiary G&A Expenses:

BIOPRO International Subsidiaries - The decrease in general and administrative expenses of BIOPRO Australasia is due to an adjustment in bank service charges. The increases in general and administrative expenses of our subsidiaries BIOPRO Asia is due to their operations during the 2006 period, as BIOPRO Asia was not operational until the third quarter of 2005. The increase in general and administrative expenses for BIOPRO South Africa is due to its opening operations beginning April 2006.

SRA Marketing - The increase in general and administrative expense for SRA Marketing are due to increases in accounting for tax preparation and management compensation, which include compensation expense paid in the three months ended June 30, 2006 and 2005, of $28,500 and $20,000, respectively, paid to ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing, and increase in fees earned by Alfred Hanser and Ray Grimm for their participation in SRA Marketing during 2006 of $15,000 each during the quarter.

Other Income and Expense
Other income and expense for the six months ended June 30, 2006 increased to net expense of $2,082,573 from $378,426 for the six months ended June 30, 2005. As described in the table below, the expenses in 2006 and 2005 primarily represent non-cash expenses related to the Company’s convertible note financings and their related derivative liabilities:

	Six months ended June 30,		Increase (Decrease) from
	2006	2005	prior year
Non-cash debt discount and other costs of convertible note financings	$(1,799,910)	$(921,814)	$(878,096)
Non-cash interest expense and deferred financing costs on convertible notes	(291,179)	(226,465)	(64,714)
Non-cash gain on extinguishment of debt	1,100,070	--	1,100,070
Non-cash gain (loss) on value of derivative liabilities	(1,082,890)	801,323	(1,884,213)
Other income and expense, net	(8,664)	(31,470)	22,806
Total other income and expense	$(2,082,573)	$(378,426)	$(1,704,147)

During the six months ended June 30, 2006, the Company recorded a gain on extinguishment of debt of $1,100,070 related to n amendments to its outstanding Convertible Notes. The amendments called for a change in the discount on the conversion price on the notes from 50% to 40% of the average of the three lowest intraday trading prices in the twenty days prior to conversion. The Company determined that the modification of terms met the requirements of EITF 96-19 “Debtors Accounting for Modification or Exchange of Debt Instruments” of an exchange of debt with substantially different terms and accordingly has deemed the old notes to be extinguished as of March 23, 2006. A new note based on amended terms was recorded on that date.

Also contributing to the non-cash expenses in the 2006 period is $1,082,892 representing the current period loss on derivative liabilities during six months ended June 30, 2006. During the six months ended June 30, 2005, the Company recorded a gain of $801,323 related to the valuation of its derivative liabilities.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the six months ended June 30, 2006 and 2005 relative to the 49% is income of $7,436 and expense $54,207, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the six months ended June 30, 2006 and 2005 has been included in the consolidated loss for the periods.

Income Tax Expense
Income tax expense for the six months ended June 30, 2006 increased to $6,000 due to income taxes paid by the Company’s subsidiary SRA Marketing related to the net taxable income for 2005.

NET LOSS
Net loss for the six months ended June 30, 2006 increased to $2,976,396 from $1,336,328 from the six months ended June 30, 2005. The overall increase in net loss of approximately 132% from 2005 is due primarily to the increase in non-cash expense recorded in the 2006 period as discussed above. Net non-cash expenses 70% and 28% of the Company’s consolidated net losses for the six months ended June 30, 2006 and 2005.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2006, we had cash and cash equivalents of $209,610. At June 30, 2006, our current liabilities exceeded our current assets by $4,056,789.

On November 16, 2005, we received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for immediate payment of the Mandatory Prepayment Amount, as defined in the convertible notes, and any other sums due to the note holders at the time of the Notice. As of June 30, 2006, we estimated the Mandatory Prepayment Amount to be approximately $5.2 Million which represents the outstanding principal plus accrued interest and potential penalties of 130%. On June 9, 2006, we filed our Restated and Amended Articles of Incorporation pursuant to which the number of common shares authorized was increased to 5,000,000,000. This was the first step to resolve the default, and we are now in the process of preparing a registration statement to register the underlying shares upon conversion of the convertible notes. There can be no assurance that we will come to a satisfactory outcome with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements. Failure to remedy this default or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

Based on currently available cash resources and pending a successful resolution of the Notice with the note holders, we will need to raise additional funds in 2006 to provide adequate working capital for us to continue to operate and pursue our expansion and marketing plans. Our ability to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to remedy the default situation or to raise funds through contemplated sales of our equity or debt securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.

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

During the six months period ended June 30, 2006 and 2005, the Company’s cash activities were as follows:

	2006	2005
Cash used for operating activities	$(96,183)	$(616,105)
Cash used for capital acquisitions	(87,792)	(62,993)
Cash provided by financing activities	51,350	1,250,444
Effect of change in currency on cash	27,579	(2,148)
Net increase (decrease) in cash	$(105,046)	$569,198

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

Under the terms of the 12% Notes we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements. The Registration Statement on Form SB-2 was declared effective on September 9, 2004 registering 75,167,857 shares of common stock underlying the 12% Notes and warrants. To date, all of the shares registered under this registration statement in connection with the conversion of convertible notes have been issued to the holders of the Notes. On June 9, 2006, the Company’s Amended and Restated Articles of Incorporation became effective, under which the Company increased its authorized shares of common stock to 5,000,000,000. The Company is in the process of preparing a Registration Statement on Form SB-2 to register the underlying shares of common stock on the 12% Convertible Notes.

As of June 30, 2006, we have convertible notes outstanding in aggregate of $3,694,470, and accrued interest payable related to these notes of $415,481. Based on the default described above the related principal balance and related unamortized debt discount are classified as current as of June 30, 2006.

On July 23, 2006, $394,470 of principal on the 12% convertible notes reached its two year maturity date. On July 27, 2006 and August 18, 2006, the Company issued 8,000,000 shares of common stock on the conversion of $52,800 in principal on convertible notes.

ITEM 3. CONTROLS AND PROCEDURES

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

RISKS RELATED TO OUR BUSINESS

IF THE NUMBER OR PRODUCTIVITY OF OUR INDEPENDENT DISTRIBUTORS IN OUR DIRECT SALES MARKETING CHANNEL DOES NOT INCREASE, OUR REVENUE WILL NOT INCREASE IN THAT DISTRIBUTION CHANNEL .

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

WE RELY UPON LICENSE AND OTHER CONTRACTUAL RIGHTS TO OPERATE OUR BUSINESS.

Our business model is based upon the sale of products and technologies developed by others and licensed to the Company for distribution within the territories specified, and under the terms provided in, the applicable licensing agreement. Our ability to maintain our business, then, is dependent upon the strength of our contracts with our licensors and other contracting parties, as well as the financial health of these parties throughout the term of each agreement. If any party which has licensed us a product or technology that represents a significant part of our revenues were to violate or revoke that agreement, or become financially insolvent or bankrupt, it could have a materially adverse impact upon our business and financial condition.

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

As of August 21, 2006, we had 165,285,122 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 799,098,760 shares of common stock at current market prices and outstanding warrants to purchase 53,000,000 shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, will be freely tradable upon the effectiveness of a Registration Statement which includes those shares. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of August 18, 2006 of $0.0099.

% BELOW			NUMBER OF
MARKET	PRICE PER SHARE	DISCOUNT OF 40%	SHARES ISSUABLE
25%	$0.0074	$0.0030	1,384,845,118
50%	$0.0050	$0.0020	2,077,267,677
75%	$0.0025	$0.0010	4,154,535,354

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

As of August 11, 2006, we have outstanding an aggregate of $4,112,990 convertible Notes and accrued interest. In addition pursuant to the terms of the Notes, we are in default for failure to have an effective registration statement covering the underlying shares of common stock upon conversion of the convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

Our common stock is quoted on the OTC Bulletin board under the symbol “AGLV.OB.” To date there is a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

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

The Securities and Exchange Commission has adopted Rule 3a5-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, and any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain expectations. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stock, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination, and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended June 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At June 30, 2006, the Company is in default on certain obligations both the 8% and 12% convertible note agreements. The Company has taken action, as described below in Item 4, to increase its authorized capital to allow for conversion under the convertible note agreements and will promptly file a registration statement to register the shares with the Securities and Exchange Commission to satisfy its obligations under these agreements and cure the default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2006, the Company filed with the SEC and simultaneously mailed a definitive Schedule 14C to all shareholders of record as of April 28, 2006, notifying our shareholders that the holders of a majority of our common stock consented to the filing of an amendment to our Articles of Incorporation to change our name to ACTIS Global Ventures, Inc. and increase our authorized common stock, par value $0.001 per share, to five billion (5,000,000,000) shares. The Amended and Restated Articles of Incorporation was filed with the State of Nevada on June 9, 2006.

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
31
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)

32
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

ACTIS GLOBAL VENTURES, INC.

Date:  August 21, 2006

By:      /s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)