Form 10QSB
period 2006-09-30
ACTIS GLOBAL VENTURES INC
filed 2006-11-21
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:   SEPTEMBER 30, 2006

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
As of November 20, 2006, there were 233,285,122 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [X]

ACTIS GLOBAL VENTURES, INC.
Form 10-QSB
For the nine months ended September 30, 2006

PART I. - FINANCIAL INFORMATION

ACTIS GLOBAL VENTURES, INC.
Consolidated Balance Sheets
(Unaudited)
ASSETS	September 30, 2006	December 31, 2005
Current assets
Cash and cash equivalents	$48,199	$300,619
Accounts receivable	368,939	137,372
Accounts receivable, related party	27,770	29,195
Inventory	506,149	668,082
Inventory deposits	9,960	118,361
Prepaid expenses	98,423	126,433
Assets of discontinued subsidiary	11,271	93,656
Total current assets	1,070,711	1,473,718

Property and equipment, net	217,272	181,605

Other assets
Intangible assets, net	198,632	212,149
Deferred debt issue costs	97,748	237,172
Deposits	182,000	171,368
Total other assets	478,380	620,689

Total assets	$1,766,363	$2,276,012
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$934,436	$500,602
Accrued sales tax	479,974	248,285
Accrued interest, related party	-	114,792
Accrued interest, convertible notes	510,956	225,368
Accrued commissions	309,932	269,001
Accrued payroll and payroll tax	270,813	147,171
Accrued bonus	171,830	122,089
Deferred compensation	94,516	95,944
Customer deposits	27,844	20,297
Deferred rent	55,410	51,435
Notes payable - related parties	-	339,159
Liabilities of discontinued subsidiary	33,633	699
Warrant derivative liability	235,418	219,489
Convertible notes payable, net	2,302,350	1,677,505
Total current liabilities	5,427,112	4,031,836

COMMITMENTS AND CONTINGENCIES (See Note 16)

MINORITY INTEREST IN SUBSIDIARIES	58,606	52,279

STOCKHOLDERS’ DEFICIT
Common Stock, 5,000,000,000 common shares, $0.001 par value, authorized, 201,285,122 and 111,707,051 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	201,286	111,708
Additional paid-in capital	8,257,853	6,529,428
Accumulated deficit	(12,201,718)	(8,461,960)
Accumulated other comprehensive income	23,224	12,721
Total stockholders’ deficit	(3,719,355)	(1,808,103)

Total liabilities and stockholders’ deficit	$1,766,363	$2,276,012

The accompanying notes are an integral part of these financial statements.

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Operations
For the Three and Nine months ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Product sales	$2,560,379	$2,035,035	$8,212,859	$5,584,291
Cost of sales	537,408	300,269	1,717,834	1,169,766
GROSS PROFIT	2,022,971	1,734,766	6,495,025	4,414,525

EXPENSES
Sales commissions	907,565	884,491	3,207,953	2,337,093
Order fulfillment costs	234,079	182,808	766,302	476,999
Sales and marketing	662,900	527,699	2,022,014	1,586,148
General and administrative	750,386	562,877	1,797,576	1,341,089
Total operating expenses	2,554,930	2,157,875	7,793,845	5,741,329
LOSS FROM OPERATIONS	(531,959)	(423,109)	(1,298,820)	(1,326,804)
OTHER INCOME (EXPENSE)
Amortization of debt discount	(1,043,834)	(497,851)	(2,846,539)	(1,419,665)
Gain (loss) on warrant derivative liability	1,066,962	201,381	(15,928)	1,002,704
Gain on extinguishment of debt	-	-	1,101,070	-
Interest and finance charges	(133,832)	(162,183)	(425,012)	(427,328)
Other income (expense)	(1,765)	5,255	(7,645)	12,465
Total other income (expense)	(112,469)	(453,398)	(2,194,054)	(831,824)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(644,428)	(876,507)	(3,492,874)	(2,158,628)
MINORITY INTEREST IN SUBSIDIARIES	(13,763)	48,207	(6,327)	(6,000)
INCOME TAX EXPENSE	(3,022)	-	(9,022)	-
LOSS FROM CONTINUING OPERATIONS	(661,213)	(828,300)	(3,508,223)	(2,164,628)
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS	(102,148)	(50,913)	(231,535)	(50,913)
NET LOSS	$(763,361)	$(879,213)	$(3,739,758)	$(2,215,541)

PER SHARE OF COMMON STOCK (BASIC AND DILUTED)
Loss from continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss	$(0.00)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of common shares outstanding-
Basic and diluted	169,024,252	94,584,451	148,552,765	72,113,112

The accompanying notes are an integral part of these financial statements.

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Cash Flows
For the Nine months ended September 30 2006 and 2005
(Unaudited)

	Nine Months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,739,758)	$(2,215,541)
Net loss from discontinued operations	231,535	50,913
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	71,892	46,191
Stock based compensation expense	245,373	11,216
Amortization of debt discount on convertible notes	2,846,539	1,419,665
Amortization of interest and prepaid financing on convertible notes	422,219	380,283
Loss (gain) on warrant derivative liability	15,928	(1,002,704)
Gain on extinguishment of debt	(1,101,070)	-
Minority interest in subsidiaries	6,327	6,000
Other operating activities from discontinued operations	(116,216)	(93,722)
Changes in operating assets and liabilities:
Accounts receivable	(231,567)	64,861
Accounts receivable - related party	1,426	32,035
Inventory	161,933	(378,057)
Prepaid expenses	28,010	(79,998)
Inventory deposits	108,401	75,750
Deposits	(10,632)	(31,178)
Accounts payable	433,834	80,222
Accrued sales tax	231,689	130,829
Accrued interest, related party	-	133,065
Accrued payroll and payroll related expenses	123,642	143,508
Accrued bonus	74,741	-
Accrued commissions	40,930	159,914
Customer Deposits	7,547	-
Deferred rent	3,975	28,987
Deferred compensation and accrued expenses	13,573	(3,265)
Net cash used in operating activities	(129,729)	(1,041,026)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(94,044)	(122,874)
Net cash used in investing activities	(94,044)	(122,874)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable from related parties	190,500	-
Proceeds from convertible notes payable	-	1,335,988
Repayment of notes payable to related parties	(229,650)	(85,544)
Net cash (used in) provided by financing activities	(39,150)	1,250,444

Effect of exchange rate changes on cash	10,503	(11,040)

Net (decrease) increase in cash and cash equivalents	(252,420)	75,504

Cash and cash equivalents at beginning of year	300,619	720,468
Cash and cash equivalents at end of period	$48,199	$795,972
SUPPLEMENTAL DISCLOSURES
Income taxes paid	$9,022	---

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued in as payment for related party loans and accrued interest	$414,801	$350,000
Shares issued as payment for deferred salaries	$40,000	$15,555
Shares issued for conversion of convertible notes payable, net	$178,186	$610,729
Net beneficial conversion feature recorded in connection with convertible notes payable	$939,640	$--

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

ACTIS markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products developed using Energy Resonance Technology that management believes to be a new generation in wellness solutions, designed for people living in environments that are highly electro-polluted and/or saturated with other external stressors. During 2005 and 2004, the Company sold through its FemOne division three product lines, nutritional products (FemOne), skincare and cosmetics (Channoine), and cosmetics (2SIS). In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel. The Company owns 51% of SRA Marketing. In August 2005, the Company formed its subsidiary BIOPRO Asia to market its BIOPRO products in the Philippines. In September 2006, the Company ceased the operations of this subsidiary. The results of operations and net assets (liabilities) of this subsidiary are reflected as discontinued operations in the accompanying financial statements. In April 2006, the Company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd. to market its products in South Africa.

NOTE 2:  LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $3.7 Million during the nine months ended September 30, 2006 and has incurred losses since inception totaling $12.2 Million through September 30, 2006. As of September 30, 2006, the company has a working capital deficit of $4.4 Million.

The financial statements for the year ended December 31, 2005 included a statement from the Company's auditors that there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company's product lines and for working capital; (2) pursuing other possible additional capital resources through joint venture, merger or acquisition or other strategic alliance; and (3) preserve cash by attracting and retaining employees by supplementing pay with stock options. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3:  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, the financial statements included herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. However, in the opinion of management, the accompanying financial statements and notes thereto include all adjustments and disclosures necessary for the fair presentation of the financial statements. The balance sheet as of December 31, 2005, was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the year ended December 31, 2005.

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

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and accounts receivable. As of September 30, 2006, substantially all of the Company’s cash and cash equivalents were held at banks within the United States that management believes are of high credit quality. Concentration of credit risk with respect to accounts receivable is primarily limited to the Company’s merchant clearing its credit card transactions and accounts receivable from its subsidiary from its customer SHOP NBC. Management believes its credit risk is minimal with regards to these receivables.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is not likely to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any impact on the Company's financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

NOTE 4: DISCONTINUED OPERATIONS

On September 1, 2006, the Company determined to discontinue operations of its BIOPRO Asia subsidiary and to liquidate the related assets. Operations are being discontinued due to the inability to achieve expected revenue growth and profitability levels. BIOPRO Asia’s revenues are reported in discontinued operations, and for the three months ended September 30, 2006 and 2005 were $28,930 and $0, respectively. BIOPRO Asia’s revenues for the nine months ended September 30, 2006 and 2005 were $117,879 and $0, respectively. BIOPRO Asia’s net loss, reported in discontinued operations, for the three months ended September 30, 2006 and 2005 were $102,148 and $50,913, respectively. For the nine months ended September 30, 2006 and 2005 net loss included in discontinued operations was $231,535 and $50,913, respectively. Included in these net loss amounts for 2006 is an estimated loss on disposal of assets of $37,384 to write down the related carrying amounts to their fair values less cost to sell. Prior period financial statements for 2005 were restated to present the operations of BIOPRO Asia as a discontinued operation.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4: DISCONTINUED OPERATIONS (continued)

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued subsidiary” and “Liabilities of discontinued subsidiary,” respectively, in the accompanying Balance Sheets at September 30, 2006 and December 31, 2005, and consist of the following:

	September 30, 2006	December 31, 2005

Assets of discontinued subsidiary
Cash	$11,059	$14,037
Inventories	-	61,547
Property and equipment, net	212	11,355
Other assets	0	6,717
Total assets	$11,271	$93,656

Liabilities of discontinued subsidiary
Accounts payable	$6,966	$--
Accrued payroll and payroll taxes	26,667	699
Total liabilities	$33,633	$699

NOTE 5:  CONVERTIBLE NOTES PAYABLE

As of September 30, 2006 and December 31, 2005, convertible notes payable were as follows:
	September 30, 2006	December 31, 2005
8% Convertible Notes:
Convertible notes payable	$1,500,000	$1,500,000
Discount on convertible notes	(1,154,820)	(1,250,000)
Convertible notes payable, net	$345,180	$250,000

12% Convertible Notes:
Convertible notes payable	$2,016,284	$2,194,470
Discount on convertible notes	(59,114)	(766,965)
Convertible notes payable, net	$1,957,170	$1,427,505
Convertible notes payable, net	$2,302,350	$1,677,505

Defaults on Convertible Notes:
At September 30, 2006, the Company is in default on certain of its obligations under the 8% and 12% convertible note agreements, as it currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes. The 12% notes mature between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments of $394,470 on July 23, 2006 and $800,000 on September 15, 2006. Under the terms of the note, nonpayment of principal would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest. As of September 30, 2006, we estimate that the Mandatory Prepayment Amount would be approximately $5.2 million. As of November 20, 2006, we have not received any notice of an event of default due to failure to make the required payments at maturity.Due to the default on the registration of the 12% Notes, the Company has classified all convertible notes outstanding as a current liability as of September 30, 2006. At such time as the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5:  CONVERTIBLE NOTES PAYABLE (continued)

8% Convertible Notes and Warrants
On June 30, 2005, the Company received gross proceeds of $1,500,000 from the sale of 8% Callable Secured Convertible Notes (the “8% Notes”) and warrants. The 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes together with the 12% Notes, described below, are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who pledged 50% of their individual stock holdings as of the date of the initial closing of the 12% Notes as collateral for the convertible note obligations, discussed below. In connection with the issuance of the 8% Notes, the Company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share exercisable for five years from the date of issuance.

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

At the time of the amendment and recording the extinguishment of the original 8% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $1,500,000. The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. During the nine months ended September 30, 2006 the Company recorded interest expense of $458,084, resulting from the debt discount amortization on the 8% Notes. At September 30, 2006, the remaining debt discount balance was $1,154,820 and the outstanding principal balance on the 8% Notes was $1,500,000.

12% Convertible Notes and Warrants
Between July and October 2004, the Company received gross proceeds of $3,000,000 from the sale of 12% Callable Secured Convertible Notes (the “12% Notes”) and Warrants (the “Warrants”).

The Company has recorded prepaid interest and prepaid financing costs related to the $3,000,000 of 12% Notes totaling $240,000 and $429,899, respectively. As of September 30, 2006, $240,000 of prepaid interest has been expensed and $427,827 of prepaid financing costs has been expensed. The balance of unamortized prepaid financing costs will be expensed over the life of the notes or applied towards the pro-rata portion of the principal with each conversion into common stock.

The 12% Notes mature between July and October 2006 and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes, times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each Note includes three (3) warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who pledged 50% of their individual stock holdings as collateral for the convertible note obligations as of the date of the first closing on the 12% Notes. In connection with the issuance of the Note, the Company issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share exercisable for five years from the date of issuance.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5:  CONVERTIBLE NOTES PAYABLE (continued)
From October 2004 through December 31, 2005, the holders of the 12% Notes converted an aggregate principal amount of $805,530 into 71,080,000 shares of the Company’s common stock.

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

On July 23, 2006, $394,470 of principal on the 12% Convertible Notes reached their two year maturity date. Between July 27, 2006 and September 30, 2006, the Company has issued 44,000,000 shares of common stock from the conversion of $178,186 in principal on the matured convertible notes. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act. As of September 30, 2006, the balance remaining on this matured convertible note is $216,284. On September 15, 2006, $800,000 of principal on the 12% convertible notes reached their two year maturity date.

At the time of the amendment and recording the extinguishment of the original terms of the 12% Notes, the Company recorded a corresponding entry to record new note at its principal balance as of March 23, 2006 of $2,194,470 and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $2,194,470.

The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. During the nine months ended September 30, 2006 the Company recorded interest expense of $2,388,455, resulting from the debt discount amortization on the 12% Notes.

At September 30, 2006, the remaining debt discount balances was $59,114, and the outstanding principal balance on the 12% Notes was $2,016,284.

NOTE 6:  DERIVATIVE LIABILITIES

Evaluation of criteria under EITF Issue No. 00-19, “Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company’s Own Stock” at June 30, 2005, resulted in the determination that the Company’s outstanding warrants should be reclassified as a derivative liability as of June 30, 2005. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. At December 31, 2005 and June 30, 2006, the fair market value of the derivative liabilities was determined to be $219,489 and $1,302,380, respectively.

Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 149.11%, risk free interest rate of 4.67% and a remaining contractual life of 4.5 years, the aggregate fair value of the warrant derivative liability at September 30, 2006 was determined to be $235,418. Based on these changes in fair value, the Company has recorded a non-cash gain of $1,066,962 during the three months ended September 30, 2006 and a corresponding decrease in the warrant derivative liability, and non-cash loss during the nine months ended September 30, 2006 of $15,928 and a corresponding increase in the warrant derivative liability.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7:  DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad, California. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. At September 30, 2006, the Company had recorded deferred rent related to these agreements in the amount of $55,430, based on the difference between rent expense recorded and the rent payment obligation.

NOTE 8:  MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At September 30, 2006 and December 31, 2005, minority interest in the equity of the subsidiaries is $58,606 and $52,279. For the three months ended September 30, 2006 and 2005, the Company recorded a loss of $13,763 and a gain of $48,207, respectively, related to its minority interests in subsidiaries. For the nine months ended September 30, 2006 and 2005, the Company recorded losses of $6,327 and $6,000, respectively, related to its minority interests in subsidiaries.

NOTE 9:  COMMON STOCK

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

During the three- and nine-month periods ended September 30, 2006, the holders of the 12% Notes converted an aggregate principal amount of $178,186 into 44,000,000 shares of the Company’s common stock.

On August 1, 2006, the Company entered into consulting agreements with a consultant to assist the Company in its financing and investor relations programs. Under the agreement the consultant will receive as compensation for their services a total of 25,000,000 shares of restricted common stock with a fair value of $500,000 and warrants to acquire 2,000,000 shares of common stock at $0.10 per share through August 4, 2011 with a fair value of $32,990. For the three months ended September 30, 2006, the Company recorded non-cash compensation expense of $227,721 based on the fair value of 8,333,333 shares deemed earned in the third quarter of 2006 and amortization of the remaining fair value of the restricted shares and warrants. The remaining unrecognized compensation expense of $305,264 related to the fair value of 16,666,667 restricted common shares and warrants to purchase 2,000,000 common shares is being amortized pro rata over the remaining ten month term of the respective agreements.

ACTIS GLOBAL VENTURES, INC.
(NOTES TO FINANCIAL STATEMENTS

NOTE 10:  SHARES RESERVED FOR ISSUANCE

At September 30, 2006 and December 31, 2005, the Company has reserved shares of common stock for issuance as shown below:

	September 30, 2006	December 31, 2005

Shares reserved for retirement of shareholder loans	--	41,478,071
Shares reserved for payment of deferred salaries	--	4,000,000
Shares underlying warrants	55,250,000	53,250,000
Shares underlying convertible debt	1,333,523,179	797,255,390
Shares underlying stock option plan	7,033,710	7,013,710
Shares reserved as compensation	25,448,513	448,513
	1,421,255,402	903,445,684

Shares reserved for issuance underlying convertible debt at September 30, 2006, assume conversion of $3,516,284 of principal and $510,956 of accrued interest outstanding at September 30, 2006 at the approximate conversion price as of September 30, 2006 of $0.0030 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2005, assume conversion of $3,694,470 of principal and $225,368 of accrued interest outstanding at December 31, 2005 at the approximate conversion price as of December 31, 2005 of $0.00492 per share. See also Note 17 below.

NOTE 11:  WARRANTS

Common Stock Warrants
On March 31, 2006, the Company entered into an amendment to the Warrant Agreements underlying the 8% and 12% Notes in aggregate of 53,000,000, where the Company amended the exercise price to 17,666,667 shares exercisable at $0.06 per share; 17,666,667 exercisable at $0.15 per share and 17,666,666 at 0.20 per share. The term of the warrants was extended to March 31, 2011.

On August 1, 2006, the Company entered into consulting agreements with a consultant to assist the Company in its financing and investor relations programs. The consultant will receive as compensation for their services a total of 25,000,000 shares of restricted common stock and warrants to acquire 2,000,000 shares of common stock at $0.10 per share through August 4, 2011.

The table below summarizes information about the Company's outstanding warrants as of September 30, 2006:

Exercise Prices	Outstanding and Exercisable	Remaining Life in Months
$0.06	17,666,667	54
$0.10	2,000,000	94
$0.15	17,666,667	54
$0.20	17,666,666	54
$0.50	250,000	27
	55,250,000

ACTIS GLOBAL VENTURES, INC.
(NOTES TO FINANCIAL STATEMENTS

NOTE 12:  STOCK BASED COMPENSATION

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

The Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in periods after December 31, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

As of September 30, 2006, the Company has one employee stock purchase plan, as discussed below.

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

As of September 30, 2006, there are 7,033,710 options outstanding pursuant to the stock option plan.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 12:  STOCK BASED COMPENSATION (continued)

A summary of stock option activity for the nine months ended September 30, 2006 is shown below.

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	7,013,710	$0.02
Issued	82,500	$0.03
Cancelled	(62,500)	$0.03
Exercised	--	--
Outstanding at September 30, 2006	7,033,710	$0.02

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	9.23	$0.01	5,770,406	$0.01
$0.03 - $0.50	558,710	7.63	$0.09	489,481	$0.08
	7,033,710			6,259,887

During the three and nine months ended September 30, 2006, the Company recorded compensation costs related to stock options of $856 and $13,753, respectively. As of September 30, 2006, the Company has unrecognized compensation costs of $15,765 related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.9 years.

A summary of the status of non-vested options as of September 30, 2006 and the changes during the nine months ended September 30, 2006 is presented below.

	Options Outstanding	Weighted Average Grant Date Fair Value
Non-vested options beginning January 1, 2006	1,133,353	$0.02
Granted	82,500	$0.02
Vested	(379,530)	$0.04
Exercised	--	--
Cancelled	(62,500)	$0.01
Non-vested options at September 30, 2006	773,823	$0.02

The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in the first quarter of fiscal 2005. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

The following pro forma information sets forth our net income assuming that we had used the SFAS 123 fair value method in accounting for employee stock options during the first quarter of fiscal 2005;

	Three months ended September 30, 2005 (Unaudited)	Nine months ended September 30, 2005 (Unaudited)

Net Loss
As reported	$(879,213)	$(2,215,541)
SFAS No. 123 effect	(31,092)	(93,276)
Pro forma net loss	$(910,305)	$(2,308,817)

NOTE 13:  GAIN ON EXTINGUISHMENT OF DEBT

During the nine months ended September 30, 2006 the Company recognized a non-cash gain on extinguishment of debt in the amount of $1,101,070 in connection with the amendments to outstanding convertible notes payable (see Note 5). The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on Extinguishment of Debt” under “Other income (expense)” in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2006.

NOTE 14:  RELATED PARTY TRANSACTIONS

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

NOTES PAYABLE
The Company had Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrued interest at a rate of 8% per annum. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to convert their outstanding shareholder loans into common stock. As of December 31, 2005, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans were $411,933 and $3,048, respectively. On March 17, 2006, the Company issued common stock to Mr. Grimm and Mr. Hanser as payment of its obligations under the notes payable and accrued interest. The Company has no further obligation under these agreements.

DEFERRED COMPENSATION, ACCRUED BONUS AND ACCRUED PAYROLL
The officers of the Company, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of December 31, 2005, deferred salaries and accrued bonus due to the Company’s executives’ were $89,126 and $122,089. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to have deferred salaries of $15,000 and $25,000, respectively, be paid through the issuance of common stock. On March 17, 2006, the Company issued common stock to Mr. Grimm and Mr. Hanser to repay an aggregate of $40,000 of accrued wages. See Note 9 above. On March 6, 2006, the Company paid Alfred Hanser $42,473 of deferred salaries and accrued bonus. On April 5, 2006, the Company paid Alfred Hanser $21,521 of the balance of his deferred salaries and accrued bonus.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 14:  RELATED PARTY TRANSACTIONS (continued)

As of September 30, 2006, Mr. Grimm had deferred salaries due of $69,827 and accrued bonus and payroll taxes due of $127,855. As of September 30, 2006, Mr. Hanser had deferred salaries of $25,000 and accrued bonus and payroll taxes of $43,975.

The Company has accrued payroll to Mr. Grimm and Mr. Hanser for their participation in SRA Marketing in the amount of $22,500 each for the nine months ended September 30, 2006. These amounts will be paid by SRA Marketing at some time in the future to be determined by the board of directors of SRA Marketing

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the three months ended September 30, 2006 and 2005, the Company recorded Sales to Canada for their inventory purchases of $71,667 and $33,822, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded Sales to Canada for their inventory purchases of $221,433 and $111,650. As of September 30, 2006, FemOne Canada owed the Company $20,439.

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

SRA MARKETING - RELATED PARTY LOANS
In May 2006, a company owned by a family member of Mr. Steven Page loaned SRA Marketing $90,500 as a short term loan. The loan accrues interest at 8% per annum. On July 20, 2006 this loan and accrued interest totaling $91,612 were paid in full and the Company has no further obligation under this loan.

OTHER RELATED PARTY LOANS
In September 2006, an entity affiliated with Mr. Joseph Caraciolo, a board member of our Board of Directors, loaned the company a total of $100,000 in two separate loans. At September 30, 2006, both loans plus accrued interest of $608 had been repaid

BIOPRO AUSTRALASIA
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

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 14:  RELATED PARTY TRANSACTIONS (continued)

FAMILY RELATIONSHIP
Since November 2003, certain of the members of Mr. Grimm's family participated as independent sales representatives. During the three months ended September 30, 2006 and 2005, they were paid commissions of $49,100 and $58,003, respectively. During the nine months ended September 30, 2006 and 2005, they were paid commissions of $186,045 and $146,658, respectively related to their participation in the direct selling organization.

NOTE 15:  BUSINESS SEGMENTS

The Company operates in two reportable business segments, Direct Sales and Direct Response Television Marketing. Within the Direct Sales segment, the Company operates a secondary segment for domestic and international operations. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets. Set forth below are segment data from continuing operations.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues:
Direct Sales	$2,188,752	$1,972,759	$7,245,127	$5,030,123
Direct Response	299,960	28,454	746,299	442,518
Sales to affiliate	71,667	33,822	221,433	111,650
Consolidated revenues	$2,560,379	$2,035,035	$8,212,859	$5,584,291

Expenses:
Direct Sales	$2,050,033	$1,795,743	$6,894,136	$5,120,270
Direct Response	258,837	95,692	728,007	388,813
Expenses of affiliate	71,667	33,822	221,433	111,650
Other corporate expenses, net	841,055	938,078	3,877,506	2,128,186
Consolidated Expenses, net	$3,221,592	$2,863,335	$11,721,082	$7,748,919

Net Profit (Loss):
Direct Sales	$138,719	$177,016	$350,991	$(90,147)
Direct Response	41,123	(67,238)	18,292	53,705
Net Loss from other corporate expenses	(841,055)	(938,078)	(3,877,506)	(2,128,186)
Consolidated loss from continuing operations	$(661,213)	$(828,300)	$(3,508,223)	$(2,164,628)

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 15:  BUSINESS SEGMENTS (continued)
Identifiable assets and liabilities from continuing operations as of September 30, 2006 and December 31, 2005 directly attributable to the Company’s two primary business segments are below:

ASSETS	September 30, 2006	December 31, 2005
Direct Sales	$1,498,351	$1,880,566
Direct Response	158,993	155,309
Total identifiable assets	$1,657,344	$2,035,875
LIABILITIES
Direct Sales	$2,155,172	$1,841,691
Direct Response	50,584	67,046
Total identifiable liabilities	$2,205,756	$1,908,737

The schedules below show revenues and losses from continuing operations for the Company's Direct Sales Segmentary for domestic and international operations for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues Direct Sales:
United States Direct Sales	$1,899,900	$1,588,532	$6,381,664	$3,826,557
Australia/New Zealand	85,198	384,227	537,943	1,203,566
South Africa	203,654	-	325,520	-
Consolidated revenues - Direct Sales	$2,188,752	$1,972,759	$7,245,127	$5,030,123

Net Profit (Loss):
United States Direct Sales	$216,224	$137,218	$556,220	$(92,804)
Australia/New Zealand	(109,326)	39,798	(205,130)	2,657
South Africa	31,821	-	(99)	-
Consolidated net loss - Direct Sales	$138,719	$177,016	$350,991	$(90,147)

NOTE 16:  COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company is in default on certain obligations under its outstanding convertible notes. As of September 30, 2006, we estimate the Mandatory Prepayment Amount to be approximately $5.2 million based on the outstanding principal plus accrued interest and potential penalties. On June 9, 2006, the Company filed Restated and Amended Articles of Incorporation with the State of Nevada pursuant to which the Company increased the number of common shares authorized to 5,000,000,000. The Company plans to prepare and file a registration statement to register the underlying shares upon conversion of the convertible notes. Failure to remedy this default could result in the note holders foreclosing on all of the Company’s assets.

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 17:  SUBSEQUENT EVENT

On October 24, 2006, the Company received cash proceeds of $200,000 pursuant to the terms of a promissory note payable to Sujon Limited. Under the terms of the note, the principal balance plus a premium equal to 2,000,000 restricted common shares of ACTIS Global Ventures, Inc. and an interest rate of twelve percent per annum would be due and payable on or before February 18, 2007. The restricted shares would have piggyback registration rights.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2006. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the others referenced in this report, those discussed under the heading "Risk Factors" later in this document.

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

•	The FemOne Division currently markets and sells cosmetic products under the brand names Channoine ® and 2SIS, natural nutritional and hormonal balancing products under the brand name FemOne.
•
In December 2004, we formed a subsidiary named SRA Marketing, Inc, a Nevada corporation, to manage the marketing of Channoine Cosmetics through the Direct Response Television Shopping network. We hold 51% of the outstanding shares of SRA Marketing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

For the three months ended September 30, 2006 and 2005, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES
Net Sales for the three months ended September 30, 2006 increased to $2,560,379 from $2,035,035 for the three months ended September 30, 2006. The increase in net sales of $525,342 or 26% over 2005 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $210,056, or 11% over 2005 and increased sales by SRA Marketing of $271,505 over 2005. Included in net sales for the three months ended September 30, 2006 and 2005, are sales of inventory to our Canadian affiliate, a related party, of $71,667 and $33,822, respectively, representing a pass-through of inventories at cost.

	Three months ended September 30,		Increase (Decrease) from
Revenues	2006	2005	prior year
Direct Sales
BIOPRO Technology	$2,155,063	$1,945,007	$210,056
FemOne	33,689	27,752	5,937
Total revenues from Direct Sales	2,188,752	1,972,759	215,993
Direct Response-SRA Marketing	299,960	28,454	271,506
Product sales to affiliate	71,667	33,822	37,845
Total Revenues	$2,560,379	$2,035,035	$525,344

COST OF SALES

	Three Months endedSeptember 30,		Increase (Decrease) from
Cost of Sales	2006	2005	prior year
Direct Sales
BIOPRO Technology	$270,131	$233,937	$36,194
FemOne	10,349	10,338	11
Total cost of sales from Direct Sales	280,480	244,275	36,205
Direct Response-SRA Marketing	185,261	22,172	163,089
Cost of products sold to affiliate	71,667	33,822	37,845
Total cost of sales	$537,408	$300,269	$237,139

Cost of sales for the three months ended September 30, 2006 increased to $537,408 from $300,269 for the three months ended September 30, 2005. The overall increase in cost of sales of 79% from the prior year is directly attributable to the increase in net sales during the same period.

GROSS PROFITS
Overall gross profits for the three months ended September 30, 2006 increased to $2,022,971 from $1,734,766 three months ended September 30, 2005. The overall increase in gross profits of approximately 17% is directly attributable to the overall increase in net sales in 2006.

OPERATING EXPENSES
Total operating expenses for the three months ended September 30, 2006 increased to $2,554,930 from $2,157,875 for the three months ended September 30, 2005. The overall increase in expenses of approximately 18% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the three months ended September 30, 2006 increased to $907,565 from $884,491 for three months ended September 30, 2005. The decrease of approximately 3% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the three months ended September 30, 2006 increased to $234,079 from $182,808 for the three months ended September 30, 2005. The increase of approximately 28% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended September 30, 2006 increased to $662,900 from $527,699 for the three months ended September 30, 2005. The increase of approximately 26% in sales and marketing expenses is due primarily to our continued efforts to promote and increase awareness of BIOPRO products.

General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2006 increased to $750,386 from $562,877 for the three months ended September 30, 2005. The increase of approximately 33% over the prior year is representative of the following:

	Three months ended September 30,		Increase (Decrease) from
G&A- US Operations:	2006	2005	prior year
Personnel costs - US Operations	$235,483	$202,750	$32,733
Facility costs	165,281	108,233	57,048
Legal, accounting and investor relations	266,559	115,255	151,304
Office supplies and other expenses	30,409	80,007	(49,598)
Charitable contributions	8,974	7,240	1,734

Subsidiary G&A expenses:
BIOPRO Australasia G&A	6,419	(4,552)	10,971
BIOPRO South Africa G&A	1,066	-	1,066
SRA Marketing G&A	36,195	53,944	(17,749)
Total General and Administrative	$750,386	$562,877	$187,509

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

Legal, accounting and investor relations - The increase in legal, accounting and investor relations expense is related to non-cash stock based compensation expense for finance and investor relations consulting of $227,721, partially offset by lower legal fees in 2006.

Office supplies and other expenses - Office supplies and other expense decreased in 2006 over 2005 due to our focus on lowering these overhead costs.

Charitable contributions - Charitable contributions increased in 2006 over 2005 due to higher direct sales revenues in the 2006 period. We donate one half of one percent of commissionable US Direct Sales revenues to Childhelp USA.

Subsidiary G&A Expenses:

BIOPRO International Subsidiaries - The increase in general and administrative expenses of BIOPRO Australasia is due to increased accounting expense. The increases in general and administrative expenses of our subsidiaries BIOPRO Asia is due to their operations during the 2006 period, as BIOPRO Asia was not operational until the third quarter of 2005. The increase in general and administrative expenses for BIOPRO South Africa is due to its opening operations beginning April 2006.

SRA Marketing - The decrease in general and administrative expense for SRA Marketing is due to compensation expense in the three months ended September 30, 2006 and 2005, of $13,500 and $36,000, respectively, paid to ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing, and increase in fees earned by Alfred Hanser and Ray Grimm for their participation in SRA Marketing during 2006 of $7,500 each during the quarter.

Other Income and Expense
Other income and expense for the three months ended September 30, 2006 decreased to net expense of $112,469 from net expense of $453,398 for the three months ended September 30, 2005. As described in the table below, the expenses in 2006 and 2005 primarily represent non-cash expenses related to the Company’s convertible note financings and their related derivative liabilities:

	Three months ended September 30,		Increase (Decrease) from
	2006	2005	prior year
Non-cash debt discount and other costs of convertible note financings	$(1,043,834)	$(497,851)	$(545,983)
Non-cash interest expense and deferred financing costs on convertible notes	(133,832)	(162,183)	28,351
Non-cash gain on value of derivative liabilities	1,066,962	201,381	865,581
Other income and expense, net	(1,765)	5,255	(7,020)
Total other income and expense	$(112,469)	$(453,398)	$340,929

Contributing to the increase in other expenses is the amortization of the convertible debt financing that was amended on March 23, 2006, which the company recorded new discounts related to the amendment which will be amortized over the remaining life of the convertible notes.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the three months ended September 30, 2006 and 2005 relative to the 49% is a loss of $13,763 and income of $48,207, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the three months ended September 30, 2006 and 2005 has been included in the consolidated loss for the periods.

NET LOSS
Loss from continuing operations for the three months ended September 30, 2006 decreased to $661,213 from $828,300 from the three months ended September 30, 2005. The overall decrease in loss from continuing operations from 2005 is due primarily to the increased non-cash gain on value of derivatives recorded in the 2006 period compared with the gain recorded in 2005. Net loss for the three months ended September 30, 2006 decreased to $763,361 from $879,213 due primarily to the increased non-cash gain on value of derivatives recorded in the 2006 period compared with the gain recorded in 2005 partially offset by the increased loss on discontinued operations and estimated loss on disposal of discontinued subsidiary. The results of operations also reflect the discontinuation of the operations of the BIOPRO Asia effective in September 2006. For the three months ended September 30, 2006 and 2005 the operating results of this subsidiary are losses from operations of $64,764 and $50,913, respectively and are reflected as loss from discontinued operations in the accompanying statements of operations. The estimated loss on disposal of the assets of this subsidiary of $37,384 is reflected in the loss from discontinued operations in the accompanying statement of operations for the three and nine months ended September 30, 2006. The accompanying balance sheets reflect the assets of this subsidiary as Assets of discontinued subsidiary at September 30, 2006 and December 31, 2005 of $11,271 and $93,656, respectively. Liabilities are reflected as Liabilities of discontinued subsidiary at September 30, 2006 and December 31, 2005 of $33,633 and $699, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

For the nine months ended September, 2006 and 2005, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES
Net Sales for the nine months ended September 30, 2006 increased to $8,212,859 from $5,584,291 for the nine months ended September 30, 2005. The increase in net sales of $2,628,568 or 47% over 2005 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $2,200,915, or 45% over 2005. Included in net sales for the nine months ended September 30, 2006 and 2005, are sales of inventory to our Canadian affiliate, a related party, of $221,433 and $111,650, respectively, representing a pass-through of inventories at cost.

	Nine months ended September 30,		Increase (Decrease) from
Revenues	2006	2005	prior year
Direct Sales
BIOPRO Technology	$7,119,395	$4,918,480	$2,200,915
FemOne	125,733	111,643	14,090
Total revenues from Direct Sales	7,245,128	5,030,123	2,215,005
Direct Response-SRA Marketing	746,298	442,518	303,780
Product sales to affiliate	221,433	111,650	109,783
Total Revenues	$8,212,859	$5,584,291	$2,628,568

COST OF SALES
	Nine months ended September 30,		Increase (Decrease) from
Cost of Sales	2006	2005	prior year
Direct Sales
BIOPRO Technology	$958,466	$753,794	$204,672
FemOne	34,402	57,683	(23,281)
Total cost of sales from Direct Sales	992,868	811,477	181,391
Direct Response-SRA Marketing	503,533	246,639	256,894
Cost of products sold to affiliate	221,433	111,650	109,783
Total cost of sales	$1,717,834	$1,169,766	$548,068

Cost of sales for the nine months ended September 30, 2006 and increased to $1,717,834 from $1,169,766 for the nine months ended September 30, 2005. The overall increase in cost of sales of 47% from the prior year is directly attributable to the increase in net sales during the same period.

GROSS PROFITS
Overall gross profits for the nine months ended September 30, 2006 increased to $6,495,025 from $4,414,525 for the nine months ended September 30, 2005. The overall increase in gross profits of approximately 47% is directly attributable to the overall increase in net sales in 2006.

OPERATING EXPENSES
Total operating expenses for the nine months ended September 30, 2006 increased to $7,793,845 from $5,741,329 for the nine months ended September 30, 2005. The overall increase in expenses of approximately 36% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the nine months ended September 30, 2006 increased to $3,207,953 from $2,337,093 for nine months ended September 30, 2005. The increase of approximately 37% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the nine months ended September 30, 2006 increased to $766,302 from $476,999 for the nine months ended September 30, 2005. The increase of approximately 61% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the nine months ended September 30, 2006 increased to $2,022,014 from $1,586,148 for the nine months ended September 30, 2005. The increase of approximately 27% in sales and marketing expenses is due primarily to our continued efforts to promote and increase awareness of BIOPRO products.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2006 increased to $1,797,576 from $1,341,089 for the nine months ended September 30, 2005. The increase of $456,487 or 34% over the prior year is representative of the following:

	Nine months ended September 30,		Increase (Decrease) from
G&A- US Operations:	2006	2005	prior year
Personnel costs - Parent US	$776,475	$575,012	$201,463
Facility costs	355,166	158,075	197,091
Legal, accounting and investor relations	414,744	329,299	85,445
Office supplies and other expenses	91,148	185,551	(94,403)
Charitable contributions	30,532	18,471	12,061

Subsidiary G&A expenses:
BIOPRO Australasia G&A	6,678	-	6,678
BIOPRO South Africa G&A	3,474	-	3,474
SRA Marketing G&A	119,359	74,681	44,678
Total General and Administrative	$1,797,576	$1,341,089	$456,487

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

Legal, accounting and investor relations - The increase in legal, accounting and investor relations expense is related to higher non-cash expenses for stock based compensation paid to finance and investor relations firms in 2006 of approximately $227,721 compared with $92,000 in 2005, partially offset by lower legal fees in 2006..

Office supplies and other expenses - Office supplies and other expense decreased in 2006 over 2005 our focus on lowering these overhead costs.

Charitable contributions - Charitable contributions increased in 2006 over 2005 due to higher direct sales revenues in the 2006 period. We donate one half of one percent of commissionable US Direct Sales revenues to Childhelp USA.

Subsidiary G&A Expenses:

BIOPRO International Subsidiaries - The increase in general and administrative expenses of BIOPRO Australasia is due to increased accounting expense. The increase in general and administrative expenses for BIOPRO South Africa is due to its opening operations beginning April 2006.

SRA Marketing - The increase in general and administrative expense for SRA Marketing are due to increases in accounting for tax preparation and management compensation, which include compensation expense paid in the nine months ended September 30, 2006 and 2005, of $40,500 and $56,000, respectively, paid to ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing, and increase in fees earned by Alfred Hanser and Ray Grimm for their participation in SRA Marketing during 2006 of $7,500 each during the quarter.

Other Income and Expense
Other income and expense for the nine months ended September 30, 2006 increased to net expense of $2,194,054 from $831,824 for the nine months ended September 30, 2005. As described in the table below, the expenses in 2006 and 2005 primarily represent non-cash expenses related to the Company’s convertible note financings and their related derivative liabilities:

	Nine months ended September 30,		Increase (Decrease) from
	2006	2005	prior year
Non-cash debt discount and other costs of convertible note financings	$(2,846,539)	$(1,419,665)	$(1,426,874)
Non-cash interest expense and deferred financing costs on convertible notes	(425,012)	(427,328)	2,316
Non-cash gain on extinguishment of debt	1,101,070	--	1,101,070
Non-cash gain (loss) on value of derivative liabilities	(15,928)	1,002,704	(1,018,632)
Other income and expense, net	(7,645)	12,465	(20,110)
Total other income and expense	$(2,194,054)	$(831,824)	$(1,362,230)

During the nine months ended September 30, 2006, the Company recorded a gain on extinguishment of debt of $1,101,070 related to amendments to its outstanding Convertible Notes. The amendments called for a change in the discount on the conversion price on the notes from 50% to 40% of the average of the three lowest intraday trading prices in the twenty days prior to conversion. The Company determined that the modification of terms met the requirements of EITF 96-19 “Debtors Accounting for Modification or Exchange of Debt Instruments” of an exchange of debt with substantially different terms and accordingly has deemed the old notes to be extinguished as of March 23, 2006. A new note based on amended terms was recorded on that date.

Also contributing to the non-cash expenses in the 2006 period is $15,928 representing the current period loss on derivative liabilities during nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company recorded a gain of $1,002,704 related to the valuation of its derivative liabilities.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the nine months ended September 30, 2006 and 2005 relative to the 49% is expense of $6,327 and $6,000, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the nine months ended September 30, 2006 and 2005 has been included in the consolidated loss for the periods.

Income Tax Expense
Income tax expense for the nine months ended September 30, 2006 increased to $9,022 due to income taxes paid by the Company’s subsidiary SRA Marketing related to the net taxable income for 2005.

NET LOSS
Net Loss from continuing operations for the nine months ended September 30, 2006 increased to $3,508,223 from $2,164,628 from the nine months ended September 30, 2005. The overall increase of approximately 62% from 2005 is due primarily to the increase in non-cash expense recorded in the 2006 period as discussed above. Net non-cash expenses accounted for 63% and 38% of the Company’s consolidated net losses from continuing operations for the nine months ended September 30, 2006 and 2005. Net loss for the nine months ended September 30, 2006 increased to $3,739,758 from $2,215,541 from the nine months ended September 30, 2005. Net loss includes the loss on the discontinued operations of BIOPRO Asia (Philippines) for the nine months ended September 30, 2006 of $231,535 and $50,913, respectively and includes the estimated loss on disposal of the assets of this subsidiary of $37,384 for the nine months ended September 30, 2006.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2006, we had cash and cash equivalents of $48,199. At September 30, 2006, our current liabilities exceeded our current assets by $4,356,401.

On November 16, 2005, we received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the convertible note agreements. The Notice calls for immediate payment of the Mandatory Prepayment Amount, as defined in the convertible notes, and any other sums due to the note holders at the time of the Notice. As of September 30, 2006, we estimated the Mandatory Prepayment Amount to be approximately $5.2 Million which represents the outstanding principal plus accrued interest and potential penalties of 130%. On June 9, 2006, we filed our Restated and Amended Articles of Incorporation pursuant to which the number of common shares authorized was increased to 5,000,000,000. This was the first step to resolve the default, and we are now in the process of preparing a registration statement to register the underlying shares upon conversion of the convertible notes. There can be no assurance that we will come to a satisfactory outcome with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements. Failure to remedy this default or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

Based on currently available cash resources and pending a successful resolution of the Notice with the note holders, we will need to raise additional funds to provide adequate working capital for us to continue to operate and pursue our expansion and marketing plans. Our ability to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to remedy the default situation or to raise funds through contemplated sales of our equity or debt securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.

Management’s plans to obtain such resources include (1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to fund continuing operating working capital requirements and increase marketing efforts of all the Company’s product lines; (2) pursuing other possible additional capital resources through joint venture, merger or acquisition or other strategic alliances; and (3) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options.

During the nine months period ended September 30, 2006 and 2005, the Company’s cash activities were as follows:

	2006	2005
Cash used for operating activities	$(129,729)	$(1,041,026)
Cash used for capital acquisitions	(94,044)	(122,874)
Cash (used in ) provided by financing activities	(39,150)	1,250,444
Effect of change in currency on cash	10,503	(11,040)
Net increase (decrease) in cash	$(252,420)	$75,504

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

On March 23, 2006, the Company entered into an amendment to the 8% and 12% Notes to amend the conversion price equal to the lesser of $0.40 and (ii) the Variable conversion price, as defined in the notes. The Applicable Percentage as such term is defined in the Notes was amended to be 40%. On March 31, 2006, the Company entered into an amendment to amend the exercise price of the warrants underlying the 8% and 12% Notes in aggregate of 53,000,000 to 17,666,667 shares exercisable at $0.06 per share; 17,666,667 exercisable at $0.15 per share and 17,666,666 at  $0.20 per share. The term of the warrants was extended to March 31, 2011.

Under the terms of the 8% Notes we are required to register the shares underlying the 8% Notes and the warrants with the SEC within 30 days of the request for registration by the note holders. To date we have not received this request.

Under the terms of the 12% Notes we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements. The Registration Statement on Form SB-2 was declared effective on September 9, 2004 registering 75,167,857 shares of common stock underlying the 12% Notes and warrants. To date, all of the shares registered under this registration statement in connection with the conversion of convertible notes have been issued to the holders of the Notes. On June 9, 2006, the Company’s Amended and Restated Articles of Incorporation became effective, under which the Company increased its authorized shares of common stock to 5,000,000,000. The Company intends to prepare and file a Registration Statement on Form SB-2 to register the underlying shares of common stock on the 12% Convertible Notes.

As of September 30, 2006, we have convertible notes outstanding in aggregate of $3,516,284, and accrued interest payable related to these notes of $510,956. Based on the default described above the related principal balance and related unamortized debt discount are classified as current as of September 30, 2006.

During the three- and nine-month periods ended September 30, 2006, the holders of the 12% Notes converted an aggregate principal amount of $178,186 into 44,000,000 shares of the Company’s common stock

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our executive management, including our Chief Executive Officer/Chief Financial Officer and our President, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing of this quarterly report. Based on that evaluation, our executive management, including our CEO and CFO and our President, concluded that our disclosure controls and procedures were ineffective as explained in more detail below. Disclosure controls and procedures mean the controls and other procedures that we have implemented and which are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission, and (B) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer and our President to allow timely decision on required disclosure. Changes occurred in our internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the three months ended September 30, 2006 which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting which we have implemented.

The company has identified the following significant deficiencies that constitute material control weaknesses:

•	An ineffective internal control environment due to:

•	lack of sufficient competent personnel to maintain an appropriate accounting and financial organizational structure to support activities of the company;

•
lack of a separate audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls.

•	The Company did not maintain effective controls over the period end financial close and reporting process.

o
The Company did not maintain effective controls over the preparation, review, and approval of journal entries. Specifically, the Company did not maintain effective controls to ensure the accuracy of supporting schedules and underlying data

These control failures constitute material weaknesses because we believe there is more than a remote likelihood that misstatements could occur that would result in material misstatements in the financial statements that would not have been prevented or detected.

Steps that the company intends to take to remediate the weaknesses include more supervision by senior management over the accounting staff, more detailed and timely reporting to senior management of financial results, increased training of staff and consideration of software enhancements to improve the efficiency and accuracy of financial data accumulation.

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

We are currently reviewing the license arrangements applicable to our products in areas we are marketing to, including through our subsidiary BIOPRO Australasia, to ensure that we have all of the rights we need to lawfully market, sell and distribute these products within the relevant territories. We are also still negotiating the definitive license terms to be used with SRA Marketing, a recently-formed controlled subsidiary for the marketing of certain of our products within the United States through direct response television shopping channels, and we are negotiating a similar license with our affiliate FemOne/BIOPRO Canada for similar marketing rights within Canada. Until these agreements are executed, the subsidiaries/affiliates are selling these products without written licensing rights. To the extent that we do not have these license rights in place to sell all of the products in each of the territories where we are actually selling such products, it could have a materially adverse impact upon our business and financial condition.

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

WE MAY REQUIRE ADDITIONAL FUNDS TO SUPPORT OUR BUSINESS GROWTH AND PROPOSED FUTURE OPERATIONS.

We may require additional capital in order to implement our current business plan as a global marketing company. Management’s plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to improve the marketing effort of all the Company’s product lines and for working capital purposes; (2) pursuing other possible additional capital resources through joint venture, merger or acquisition or other strategic alliance; and (3) preserve cash by attracting and retaining employees by supplementing pay with stock options.  If we are unable to raise the necessary capital we require, which we estimate to be no more than $5,000,000, we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also become necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds it needs initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

As of November 15, 2006, we had 229,285,122 shares of common stock issued and outstanding, secured convertible notes outstanding and accrued interest that may be converted into an estimated 3,196,222,222 shares of common stock at current market prices and outstanding warrants to purchase 55,250,000 shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, will be freely tradable upon the effectiveness of a Registration Statement which includes those shares. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of November 15, 2006 of $0.0032.

% BELOW			NUMBER OF
MARKET	PRICE PER SHARE	DISCOUNT OF 40%	SHARES ISSUABLE
25%	$0.0024	$0.0010	2,441,863,889
50%	$0.0016	$0.0006	3,662,795,833
75%	$0.0008	$0.0003	7,325,591,667

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

The secured convertible notes are convertible into shares of our common stock at a 40% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the investors convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in subsequent offerings.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

As of September 30, 2006, we have outstanding an aggregate of $4,027,240 convertible Notes and accrued interest. In addition pursuant to the terms of the Notes, we are in default for failure to have an effective registration statement covering the underlying shares of common stock upon conversion of the convertible notes. We have not made the required principal payments of $394,470 on July 23, 2006, $800,000 on September 15, 2006, and $1,000,000 on October 12, 2006. Under the terms of the Note agreements, nonpayment of principal would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the Notes agreements) that would require us to pay 130% of the principal and interest. As of September 30, 2006, we estimate that the Mandatory Prepayment Amount would be approximately $5.2 million. As of November 20, 2006, we have not received any notice of an event of default due to failure to make the required payments at maturity. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by a number of governmental agencies. U.S. federal agencies governing aspects of our business include (but are not limited to) the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Department of the Treasury, and the Environmental Protection Agency. Our products and distributor network are also subject to state and local laws and regulations, as well as those of foreign countries in which our products are marketed or sold. Our failure to comply with these regulations may adversely affect our ability to continue to offer our products, cause the imposition of substantial penalties, and/or result in significant claims, any of which may result in loss or reduction of sales and adversely affect our financial condition and the value of our common stock.

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

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE, ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended September 30, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At September 30, 2006, the Company is in default on certain obligations both the 8% and 12% convertible note agreements. The Company increased its authorized capital to allow for conversion under the convertible note agreements and intends to prepare and file a registration statement to register the shares with the Securities and Exchange Commission to satisfy its share registration obligations under these agreements and cure the default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

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

10.31	Amendment to Stock Purchase Warrants by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (10)
10.32	Promissory Note Dated October 19, 2006, between the Company and Sujon Limited
16.1	Letter on change in certifying accountant dated September 30, 2002 from Morgan & Company (2)
16.2	Letter on change in certifying accountant dated February 17, 2004 from Dohan & Company (5)
16.3	Letter on change in certifying accountant dated March 17, 2004 from Amisano Hanson, Chartered Accountants (6)
16.4	Letter on change in certifying accountant dated March 20, 2004 from Dohan & Company (6)
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

(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9)	Filed as an exhibit to Form 8-K filed November 21, 2005
(10)	Filed as an exhibit to Form 8-K filed March 29, 2006
(11)	Filed as an exhibit to Form 8-K filed April 6, 2006
(12)	Filed as an exhibit to this Report on Form 10-QSB
(13)	Filed as an exhibit to Form 8-K filed October 26, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIS GLOBAL VENTURES, INC.

Date:  November 21, 2006

By:  /s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)