Form 10KSB
period 2006-12-31
ACTIS GLOBAL VENTURES INC
filed 2007-04-17
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [X]

State issuer's revenues for its most recent fiscal year: $10,543,134

The aggregate market value of the voting and non voting Common Stock held by non-affiliates of the registrant was approximately $342,792, based upon the closing price of such Common Stock on the Over-the-Counter Bulletin Board of $0.0015 per share on March 30, 2007.

The number of shares outstanding of each of the issuer's classes of common equity as of March 30, 2007 was 309,285,122.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ACTIS GLOBAL VENTURES, INC.
Form 10-KSB
For the Year Ended December 31, 2006

PART I

FORWARD LOOKING STATEMENTS

This Form 10-KSB, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission and public announcements that we have previously made or may subsequently make may include or incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to such matters as, among other things, our anticipated financial performance, business prospects, technological developments, new products, future distribution or license rights, international expansion, possible strategic alternatives, new business concepts, capital expenditures, consumer trends and similar matters.

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

We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: resolution of the default on our convertible notes; our liquidity and ability to raise additional capital; changes in consumer spending patterns; acceptance of our products by consumers: changes in consumer preferences and overall economic conditions; the impact of competition and pricing; the financial condition of the suppliers and manufacturers from whom we source our merchandise; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we may actually conduct or intend to expand our business; changes in tax laws, or the laws and regulations governing direct or network marketing organizations; our ability to hire, train and retain a consistent supply of reliable and effective participants in our direct or network marketing operation; general economic, business and social conditions in the United States and in countries from which we may source products, supplies or customers; the costs of complying with changes in applicable labor laws or requirements, including without limitation with respect to health care; changes in interest rates, or in the costs of insurance, shipping and postage, energy, fuel and other business utilities; the reliability, longevity and performance of our licensors and others from whom we derive intellectual property or distribution rights in our business; the risk of non-payment by, and/or insolvency or bankruptcy of, customers and others owing indebtedness to us; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions affecting businesses which have an impact our ability to conduct our own business operations.

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

ITEM 1. BUSINESS.

We were incorporated on March 14, 2000 under the laws of the State of Nevada as New Paltz Capital Corp. In August 2003, Mr. Ray W. Grimm, Jr., and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp. On October 3, 2003, our name was formally changed to FemOne, Inc. ("FemOne"). At that time, we adopted the business plan of FemOne, a privately-held California corporation ("FemOne California"), a direct selling organization specializing in products to promote health and wellness. On October 22, 2003, we completed the acquisition of all of the existing and outstanding shares of common stock of FemOne California.

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

In addition, in June 2006, amended Articles of Corporation were filed to increase our authorized common stock, par value $0.001 to five billion (5,000,000,000) shares. We will need to obtain shareholder approval for additional authorized shares in order to maintain a sufficient number of authorized shares for the conversion of outstanding convertible notes payable and warrants. See “Risks Related to Our Business.”

PRODUCTS AND DISTRIBUTION

OVERVIEW

We offer our customers a variety of products designed to provide consumers with a new generation of wellness solutions. We sell our products primarily through Direct Sales through two divisions, BIOPRO and FemOne, as described below. We also sell our Channoine Cosmetics skin care products, acquired through our sublicense with Alfred Hanser, who serves as our president and member of the Board of Directors, through the Direct Response Television Shopping Network.

DIRECT SALES

We have two divisions offering products through Direct Sales:

•
BIOPRO Technology’s core product concept is based on products developed using Energy Resonance Technology (“ERT”) and Molecular Resonance Effect Technology (“MRET”). Products developed using ERT and MRET represent what management believes to be a new generation of wellness solutions, designed to create an improved overall sense of well-being for people living in environments that are highly electro-polluted and/or saturated with other external stressors; and

•	The FemOne Division markets cosmetic products under the brand name Channoine ® and nutritional and hormonal balancing products under the brand name FemOne.

BIOPRO TECHNOLOGY DIVISION

In February 2004, we introduced our BIOPRO Technology ("BIOPRO") division, carrying a line of bioenergetic products designed to neutralize the impact of electromagnetic radiation on the human body. In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd. to distribute BIOPRO products in Australia and New Zealand. In August 2004, the Company formed its subsidiary BIOPRO Asia, Inc. to distribute BIOPRO products in the Philippines. Operations of this subsidiary in the Philippines were discontinued in September 2006. In March 2006, the Company formed its subsidiary BIOPRO Technology South Africa PTY, Ltd. to distribute its products in South Africa.

BIOPRO PRODUCTS:

BIOPRO CELL CHIP™: In February 2004, we introduced our first product, the BIOPRO Cell Chip. Electromagnetic fields emitted from cell phones, have been known to compromise health and well being. Our population has become dependent on this modern day convenience. The BIOPRO Cell Chip provides an opportunity to address this source of stress in our daily lives. It is powered by BIOPRO’s Energy Resonance Technology (“ERT™”), and the patented noise field Molecular Resonance Effect Technology (“MRET™”).

Our management believes that the market potential just for this single application of the technology is large, given the approximately 200 million current cell phone users in North America (2.2 billion worldwide). Throughout 2004, we also introduced chip applications for cordless home telephones and motor vehicles.

In January 2005, we introduced a private labeled, universal BIOPRO EMF Harmonization Chip™ for use on a variety of appliances emitting electromagnetic frequency ("EMF") or electromagnetic radiation (EMR). The universal chip application replaces the previous products for cell phone, cordless home phone and motor vehicles.

BIOLIFE PENDANT:   In October 2004, we introduced The BIOPRO QLink pendant, developed by its manufacturer, Clarus Products International LLC, and it was private labeled for us under the name BIOPRO Q-Link. In July 2006, we introduced the BIOPRO BIOLIFE Pendant, a new body-worn pendant designed to strengthen the user’s biofield. The BIOLIFE Pendant emits a subtle-energy field designed to energetically resonate with the human biofield. Metaphorically speaking, the BIOLIFE Pendant is designed to "tune" the biofield and to "optimize" energy states across the ensemble of energy fields. This is accomplished using a passive, non-invasive method. The key principle behind the BIOLIFE Pendant is "resonance", powered and created by BIOPRO’s proprietary core technology, ERT™.

VITATONIC™:  In October 2004, we introduced BioNutratonic™. BioNutratonic™ is an energy-sustaining tonic designed to address the toxin buildup and energy drain from electropollution and other stressors in people’s bodies. We have purchased the formula from its inventor and have full worldwide marketing rights. In January 2007, we reformulated the tonic and began selling the reformulated tonic as VitaTonic™. VitaTonic™ utilizes the Company’s ERT technology.

QX-3™:  In January 2005, we introduced the QX-3 ™ (formerly named the Econo Fuel Chip ™). The QX-3 brings the application of using ERT™ to the automotive arena by charging metal composite discs with ERT. The QX-3 discs are placed on the fuel tank of a vehicle and management believes that this technology enhances the performance of the vehicle. This product currently is marketed only in overseas markets.

BIOPRODUCE™:  In June 2005, we introduced BIOPRODUCE™ . BIOPRODUCE™ is a whole food supplement formulated from fruits, berries and vegetables, also using the ERT Technology.

BIOPRO Home Harmonizer™:  In September 2005, we introduced the   BIOPRO Home Harmonizer™,   a device designed to contribute to stress reduction and energy enhancement in a home or office environment, it is also powered by ERT.

BIOPRO INTERNATIONAL OPERATIONS:

BIOPRO AUSTRALASIA PTY, LTD. - In October 2004, we began operation of BIOPRO Australasia Pty, Ltd, an Australian company, formed as a subsidiary of ACTIS Global Ventures, Inc. to market the products of BIOPRO Technology in Australia and New Zealand through Direct Sales. ACTIS Global Ventures, Inc. owns 90% of the outstanding shares of BIOPRO Australasia, and Mr. Kenneth Newton owns 10%. Mr. Newton served as the managing director of BIOPRO Australasia from its inception to April 2005. See "Certain Relationships and Related Transactions."

BIOPRO ASIA, INC. - In August 2005, the company formed its subsidiary BIOPRO Asia, Inc. to market the products of BIOPRO Technology in the Philippines through Direct Sales. ACTIS owns 100% of the outstanding shares of BIOPRO Asia. In September 2006, the operations of this subsidiary in the Philippines were discontinued.

BIOPRO TECHNOLOGY SOUTH AFRICA, PTY, LTD - In March 2006, the company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd to market the products of BIOPRO Technology in South Africa. ACTIS owns 100% of the outstanding shares of BIOPRO Technology South Africa.

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

CHANNOINE LLC.
Mr. Alfred Hanser, who serves as a member of our Board of Directors, is President of the Company, and the sublicensor of our distribution rights for the Channoine product line, also serves as General Manager of Channoine LLC, a position he already held (and ACTIS was aware of) before joining ACTIS (formerly FemOne, Inc.) in 2002. Channoine LLC has been the official importer of record for all CHANNOINE products into North America since 1999 and it is listed as such on CHANNOINE product packaging. As such, beginning in the fourth quarter of 2006, SRA Marketing began ordering and paying for inventory purchases directly through Channoine LLC, rather than through the Channoine parent company in Europe (Channoine Cosmetics AG, or CCAG) as had previously been the case. Total payments made by SRA Marketing in 2006 to Channoine LLC were $216,986. Channoine LLC pays CCAG for any North American inventory purchases.

2SIS Color Cosmetics Products:
Using our relationship with a European based cosmetic lab, we have developed a youthful line of cosmetics designed to market to high school and college-aged girls. We launched the 2SIS line in 2002.

LEANCHOICES™ Weight Loss System
In January 2004, FemOne introduced its LEANCHOICES™ Weight Loss System. Our weight loss system features advanced nutritional products that incorporate an ingredient known as high-viscosity glucomannan, a "zero-calorie" pure fiber food that traps fat and aids in weight loss, as well as a natural metabolism enhancing supplement and custom recipes developed for the LEANCHOICES™ System. This product is being sold in Canada through the Home Shopping Channel.

DIRECT RESPONSE TELEVISION SHOPPING NETWORKS

SRA MARKETING

In December 2004, SRA Marketing, Inc., a Nevada Corporation ("SRA"), was formed as a subsidiary to market some of our licensed products in a larger market, using the marketing channel of direct response television shopping. We own 51% of the outstanding shares of SRA. The remaining 49% of SRA’s outstanding shares are owned by ROSTCO, a private company owned by Steven Page who is a director of SRA Marketing and provides management services to SRA. Mr. Page is also president of our affiliate FemOne/BIOPRO Canada. See "Certain Relationships and Related Transactions."

Through our sub-licensing agreement between us and Alfred Hanser, we have acquired the Direct Response Television Shopping Network rights to marketing Channoine ® products pursuant to Mr. Hanser's master sublicensing agreement with Channoine Cosmetics, A.G. See "Certain Relationships and Related Transactions."

In December 2004, we introduced Channoine Cosmetics on Shop NBC. Our experience with SHOP NBC is still new and we have not yet established a trend, nor can we adequately project the frequency of our airing dates. In 2006, we made six (6) appearances on Shop NBC resulting in gross sales of $963,977. We anticipate we will have similar airings in 2007, however, we cannot make any assurances as to the exact number or frequency.

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

PRODUCT LIABILITY INSURANCE

We maintain product liability insurance in an aggregate of $1.0 million per occurrence on our products offered by our Direct Sales divisions. SRA marketing maintains product liability insurance in aggregate of $1.0 million per occurrence.

EMPLOYEES

US Operations
As of March 30, 2007, we had 21 full-time employees including Mr. Grimm and Mr. Hanser. Of these employees, 8 serve in sales and marketing departments, 7 serve in administration and 6 in distribution.

Australia:
As of March 30, 2007, BIOPRO Australasia had 3 full time employees in administrative operations.

South Africa:
As of March 30, 2007, BIOPRO Technology South Africa had 3 full time employees in administrative operations.

CONSULTANTS

From time to time, we engage consultants or third party contractors to assist in our business operations. We currently have consulting or service agreements in place for information technology and website services, sales management, legal services, accounting and financial advisory services.

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

Our primary source of revenue is from Direct Sales where we distribute our products exclusively through independent distributors. In addition, we expect to rely on a relatively small number of distributors for a large portion of our revenues. As a result, to increase our revenue, our distributors must increase in number, become more productive, or both. We cannot assure you that our distributors will increase or even maintain their current number or levels of productivity. Our distributors may terminate their services to us at any time, and we expect to experience turnover among our distributors from year to year, which turnover could be significant. We also cannot accurately predict how the number and productivity of our distributors may fluctuate because we rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. The number and productivity of our distributors depends upon several additional factors, including:

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

ADVERSE PUBLICITY COULD REDUCE THE SIZE OF OUR DISTRIBUTION FORCE AND CONSEQUENTLY REDUCE OUR REVENUE.

We are susceptible to adverse publicity concerning distributor actions that could harm our business. Because our distributors are independent contractors and not employees, we cannot provide to them the same level of direction, motivation and oversight as we would to our employees. We may have difficulties enforcing our policies and procedures governing our distributors because of their independence, their large number, and their disparate geographic locations, and regulations in some countries that limit our ability to monitor and control the sales practices of distributors or terminate relationships with distributors. Adverse publicity could reduce the size of our distribution force and consequently reduce our revenue.

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

In addition, the nutritional supplement, cosmetic, skin care, weight management and wellness technology industries are all highly competitive. We have many competitors in these areas including retail establishments specializing in these products, department stores, and weight management establishments. We believe that the personalized customer service offered by our independent sales representatives and the high quality of our products will assist in establishing a competitive position for us. However, there can be no assurance that we will be able to establish a competitive position in the industries in which we operate, and any failure to effectively compete could affect the results of our operations.

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

We began to offer our CHANNOINE® skincare products to the public on June 1, 2002, our 2SIS cosmetics products on August 10, 2002, our FEMONE nutritional products on September 28, 2002, our LEANCHOICES™ weight control products and program on February 6, 2004, and our BIOPRO Technology products on February 19, 2004. In December 2004, we offered our CHANNOINE® products on Shop NBC for the first time. A decision to invest in our company must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

•	strengthen awareness of our products;
•	respond to competitive developments;
•	continue to upgrade and expand our line of products; and
•	continue to attract, retain, and motivate our employees and independent distributors.

We cannot be certain that we will be able to successfully address each of these risks adequately.

WE HAVE NEVER BEEN PROFITABLE

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundation of our business. From our inception to the date of this report we have incurred an accumulated deficit of $14,857,179. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

THE REPORT ON OUR FINANCIAL STATEMENTS FROM OUR INDEPENDENT AUDITORS INCLUDES A QUALIFICATION AS TO OUR ABILITY TO CONTINUE AS A "GOING CONCERN"

In their report on our audited financial statements for the years ended December 31, 2006 and 2005 included herein, our independent auditors have included an explanatory paragraph stating that due to our lack of profitability and our need to raise additional capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

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

WE RELY UPON LICENSE AND OTHER CONTRACTUAL RIGHTS TO OPERATE OUR BUSINESS.

Our business model is based upon the sale of products and technologies developed by others and licensed to ACTIS for distribution within the territories specified, and under the terms provided in, the applicable licensing agreement. Our ability to maintain our business, then, is dependent upon the strength of our contracts with our licensors and other contracting parties, as well as the financial health of these parties throughout the term of each agreement. If any party which has licensed us a product or technology that represents a significant part of our revenues were to violate or revoke that agreement, or become financially insolvent or bankrupt, it could have a materially adverse impact upon our business and financial condition.

We are currently reviewing the license arrangements applicable to our products in areas we are marketing to, including through our subsidiary BIOPRO Australasia, to ensure that all of the rights we need to lawfully market, sell and distribute these products within the relevant territories. We are also still negotiating the definitive license terms to be used with SRA Marketing, a controlled subsidiary for the marketing of certain of our products within the United States through direct response television shopping channels, and we are negotiating a similar license with our affiliate FemOne/BIOPRO Canada for similar marketing rights within Canada. Until these agreements are executed, the subsidiaries/affiliates are selling these products without written licensing rights. To the extent that we do not have these license rights in place to sell all of the products in each of the territories where we are actually selling such products, it could have a materially adverse impact upon our business and financial condition.

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

WE WILL REQUIRE ADDITIONAL FUNDS TO SUPPORT OUR BUSINESS GROWTH AND PROPOSED FUTURE OPERATIONS.

We will require additional capital in order to pay the amounts currently due to the note holders. Beyond that, we will need additional capital to implement our current business plan as a global marketing company. We intend to attempt to raise funds during 2007 through the sale of equity in private transactions to accredited investors in transactions yet to be determined. If we are unable to raise the necessary capital we require, which we estimate to be no more than $5,000,000, we may not be able to operate our business in the manner described in this report. Additional capital beyond this estimated amount may also become necessary, to the extent that our operating revenue falls below anticipated levels, or if we make acquisitions or changes in our current business plan. There can be no assurance that we will be able to raise the funds we need initially, or if we do that any additional required funds will be available when needed, on terms that are acceptable to our management or at all. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to continue in operations and grow our business.

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

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL OR ATTRACT NEW PERSONNEL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The loss of services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future would have a material adverse effect on our business. We maintain key person life insurance only on Mr. Grimm in the amount of $2,000,000. Our future success also depends on our ability to attract, retain, integrate and motivate highly skilled computer software programmers and other employees.

RISKS RELATED TO OUR CURRENT FINANCING

WE ARE IN DEFAULT OF OUR OUTSTANDING SECURED CONVERTIBLE NOTES. PAYMENT OF THE AMOUNTS DUE UNDER THE NOTES WOULD REQUIRE US TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE FORECLOSURE OR SALE OF SUBSTANTIAL ASSETS.

As of December 31, 2006, we have outstanding an aggregate of $3,441,833 convertible Notes and accrued interest of $773,936, of which scheduled principal payments of approximately $1,892,000 together with accrued interest of approximately $591,952 and accrued penalty and liquidated damages on both the 12% Notes and the 8% Notes of $2,040,528 as of December 31, 2006, were not paid when due. In addition pursuant to the terms of the Notes, we are in default for failure to have sufficient shares of common stock in reserve to allow for conversion of the Notes, accrued interest and exercise of warrants. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to raise sufficient capital to pay the principal and accrued interest currently due and in default on the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

Furthermore, in order to raise more capital to meet our business objectives, to the extent that we are able to identify other accredited investors who will purchase equity securities from us, it may be that the terms on which such equity is sold will be more favorable than the price of our common stock at market. To the extent that we are unable to sell our securities for effectively the price at which our common stock can be bought in the public markets, then we may be forced to sell our securities for less than their market value, which could result in further substantial dilution to our existing shareholders which is disproportionate to the value of the funds received by us in such transaction. There is no guarantee that additional financing will be available to us on acceptable terms when needed, or at all.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of March 30, 2007, we had 309,285,122 shares of common stock issued and outstanding. Also as of March 30, 2007, we had secured convertible notes outstanding that may be converted into an estimated 6,453,437,194 shares of common stock and outstanding warrants to purchase 56,850,000 shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. The shares issuable upon conversion of the secured convertible notes may be issued without restriction pursuant to Rule 144(k). The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days, times 40%. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the conversion price, as of March 30, 2007 of $0.000533.

% BELOW EXISTING CONVERSION PRICE	CONVERSION PRICE PER SHARE	NUMBER OF SHARES ISSUABLE
25%	$0.0004	8,604,582,925
50%	$0.0003	12,906,874,388
75%	$0.0001	25,813,748,775

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause substantial dilution to our existing stockholders. Currently, we do not have enough shares authorized for these amounts. In June 2006, we amended our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 5,000,000,000. We are currently in default of our existing note agreements for, among other things, not maintaining a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES MAY ENCOURAGE INVESTORS TO MAKE SHORT SALES IN OUR COMMON STOCK, WHICH COULD HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

Since the secured convertible notes are convertible into shares of our common stock at a conversion price equal to 40% of the average of the lowest three intra-day trading prices of our common stock within the previous twenty trading days prior to the conversion, the significant downward pressure on the price of our common stock as the investors convert and sell material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

RISKS RELATED TO OUR INDUSTRY

LAWS AND REGULATIONS MAY PROHIBIT OR SEVERELY RESTRICT OUR DIRECT SALES EFFORTS AND CAUSE OUR SALES AND PROFITABILITY TO DECLINE.

Various government agencies in the United States and throughout the world regulate Direct Sales practices. If we are unable to continue our business in our existing markets or commence operations in new markets because of these laws, our revenue and profitability will decline. Additionally, government agencies and courts in the countries where we operate may use their powers and discretion in interpreting and applying laws in a manner that limit our ability to operate or otherwise harm our business. Also, if any governmental authority brings a regulatory enforcement action against us that interrupts our Direct Sales efforts, or which results in a significant fine or penalty assessed against us, our business could suffer.

GOVERNMENT REGULATION OF CERTAIN OF OUR PRODUCTS MAY RESTRICT OUR ABILITY TO INTRODUCE OR MAINTAIN THESE PRODUCTS IN SOME MARKETS AND COULD HARM OUR BUSINESS AS A RESULT.

Our products and our related marketing and advertising efforts are subject to extensive government regulation. We may be unable to introduce our products in some markets if we fail to obtain needed regulatory approvals, or if any product ingredients are prohibited. Failure to introduce or delays in introducing our products could reduce our revenue and decrease our profitability. Regulators also may prohibit us from making therapeutic claims about our products even if we have research and independent studies supporting such claims. The occurrence of any of the foregoing could impact the sales of some products. Even where our products are currently marketed, the applicable governments could change their laws, making it impossible for us to maintain sales in those areas. Either an inability to introduce our products into new geographic markets or our inability to continue to market and sell them in our existing ones, would have a materially adverse effect upon our business and financial condition.

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

OUR DIRECT RESPONSE TELEVISION SHOPPING NETWORK REVENUES RELY ON THE DECISIONS OF ONE TELEVISION NETWORK SHOPPING CHANNEL

Our Channoine Cosmetic products are available for sale periodically on Shop NBC and have been since December 2004. While we anticipate that we will continue to be considered to be a featured supplier on Shop NBC on a routine and frequent basis, we cannot guarantee that we will be approved for airtime or will have successful sales from the airing. Our risks include, but are not limited to, the quality of our on-air talent, the time of day our products are aired, customer satisfaction and acceptance of new products, competition and new products that are unknown to the current market place.

RISKS RELATED TO OUR COMMON STOCK

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, FAILURE TO DEVELOP OR MAINTAN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR SHAREHOLDERS TO SELL THEIR SHARES

Our common stock is quoted on the OTC Bulletin board under the symbol “AGLV.OB.” To date there is a limited trading market in our common stock on the OTC Bulletin Board. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for our shareholders to sell their shares or recover any part of their investment in us. The market price of our common stock may be highly volatile. In addition to the uncertainties relating to our future liquidity, operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE, ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 2. PROPERTIES.

US OPERATIONS: For operations of our Direct Sales business in the United States, our executive offices and corporate operations, we lease a 19,000 square foot facility located at 1905 Aston Avenue, Suite 101 in Carlsbad, California. The annual lease payment for this facility is $298,154. We moved to this facility on August 1, 2005. Prior to August 2005, we leased two facilities for corporate offices and warehouse in Carlsbad, California.

AUSTRALIA : BIOPRO Australasia began operations in its Melbourne, Australia office in April 2005 where it occupies approximately 2,700 square feet. The annual lease payment for this activity is $40,887. During 2004 and through March 2005, BIOPRO Australia utilized a facility in Sydney, Australia, through our relationship with our former managing director Kenneth Newton. The fee to lease the facility was included in the management fee paid to Mr. Newton.

SOUTH AFRICA : BIOPRO South Africa leases approximately 2,000 square feet beginning June 1, 2006. The annual lease payment for this facility is $40,815.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any pending litigation which will have a material adverse effect on our operations, and to our knowledge no such proceedings are threatened or contemplated. On February 15, 2006, the note holders of our 8% and 12% convertible notes payable filed a lawsuit against the Company for default under the 8% Notes and the 12% Notes (collectively the “Notes”) agreements. On March 23, 2006, this lawsuit was discontinued without prejudice after the Company amended the Notes to make changes to certain terms regarding conversion rate, warrant pricing and warrant expiration date. These amendments to the Notes did not cure the default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

DESCRIPTION OF SECURITIES
Our shares are listed on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "AGLV". From inception to October 9, 2003, our shares were traded under the symbol "NPZC." On October 9, 2003 our symbol was changed to "FEMO,” reflecting the Company’s name at the time of FemOne, Inc. In June 2006, we changed the Company’s name to ACTIS Global Ventures, Inc., and on July 10, 2006, our symbol became “AGLV.” Our shares of voting common stock became eligible for trading in the second calendar quarter of 2002. Prior to September 22, 2003, there was no active market in our stock.

As of March 30, 2007, we have 309,285,122 shares of common stock issued and outstanding.

The following table sets forth the high and low bid prices for our common stock for the quarters from January 1, 2005 to March 31, 2007:

	Closing Bid		Closing Ask
	High	Low	High	Low
2005
First Quarter ended March 31	$ 0.080	$ 0.030	$ 0.100	$ 0.031
Second Quarter ended June 30	0.055	0.014	0.060	0.014
Third Quarter ended September 30	0.028	0.009	0.030	0.001
Fourth Quarter ended December 31	0.015	0.001	0.015	0.006

2006
First Quarter ended March 31	0.06	0.012	.065	.013
Second Quarter ended June 30	0.052	0.026	0.054	0.028
Third Quarter ended September 30	0.037	0.0048	0.037	0.0049
Fourth Quarter ended December 31	0.0056	0.0018	0.006	0.0019

2007
First Quarter ended March 31	0.023	0.0012	0.0049	0.0015

The above information was provided by the OTC Bulletin Board. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS OF COMMON STOCK
The number of shareholders of record of our common stock on March 30, 2007 was approximately 113.

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

As of December 31, 2006 we had neither declared nor paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain all earnings in order to finance further expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in compliance with the Nevada Revised Statutes.

RECENT ISSUANCES OF UNREGISTERED SECURITIES
None.

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

OVERVIEW
We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with what management believes is new generation of wellness solutions. We sell our products primarily though Direct Sales through two divisions, BIOPRO Technology and FemOne, as described below, and we also sell our Channoine Cosmetics products through the Direct Response Television Shopping Network:

•
BIOPRO Technology and FemOne. BIOPRO Technology’s core product concept is based on products developed using Energy Resonance Technology (“ERT”) and the patented noise field Molecular Resonance Effect Technology (“MRET™”). Products developed using ERT™ and MRET™ represent what management believes to be a new generation of wellness solutions designed to create an improved overall sense of well-being for people living in environments that are highly electro polluted and/or saturated with other external stressors.

•	The FemOne Division currently markets and sells cosmetic products under the brand name Channoine ® , and natural nutritional and hormonal balancing products under the brand name FemOne.
•
In December 2004, we formed a subsidiary named SRA Marketing, Inc, a Nevada corporation, to manage the marketing of Channoine Cosmetics through the Direct Response Television Shopping network. We hold 51% of the outstanding shares of SRA Marketing.

RESULTS OF OPERATIONS FOR THE YEARS ENDED 2006 AND 2005
For the twelve months ended December 31, 2006 and 2005, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES
Net Sales for the twelve months ended December 31, 2006 increased to $10,543,134 from $7,709,170 for the twelve months ended December 31, 2005. The increase in net sales of $2,833,964 or 36.76% over 2005 primarily is due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $2,365,353, or 35% over 2005. Included in net sales for the twelve months ended December 31, 2006 and 2005, are sales of inventory to our Canadian affiliate, a related party, of $316,256 and $146,333, respectively, representing a pass-through of inventories at cost.

	Twelve months ended December 31,		Increase from
Revenues	2006	2005	prior year
Direct Sales
BIOPRO Technology	$9,188,953	$6,823,600	$2,365,353
FemOne	164,421	120,303	44,118
Total revenues from Direct Sales	9,353,374	6,943,903	2,409,471
Direct Response-SRA Marketing	873,504	618,934	254,570
Product sales to affiliate	316,256	146,333	169,923
Total Revenues	$10,543,134	$7,709,170	$2,833,964

COST OF SALES
	Twelve months ended December 31,		Increase from
Cost of Sales	2006	2005	prior year
Direct Sales
BIOPRO Technology	$1,335,426	$1,299,139	$36,287
FemOne	55,802	43,729	12,073
Total cost of sales from Direct Sales	1,391,228	1,342,868	48,360
Direct Response-SRA Marketing	595,785	355,633	240,152
Cost of products sold to affiliate	316,256	146,333	169,923
Total cost of sales	$2,303,269	$1,844,834	$458,435

Cost of sales for the twelve months ended December 31, 2006 increased to $2,303,269 from $1,844,834 for the twelve months ended December 31, 2005. The overall increase in cost of sales of 25% from the prior year is directly attributable to the increase in net sales during the same period, partially offset by lower inventory write-offs in 2006 compared with the prior year. Cost of sales includes the costs of inventory related to non-selling or obsolete items that were written off in the 2006 and 2005 periods, of $26,043 and $191,192, respectively. The 2005 write-off was principally for the 2SIS product line.

GROSS PROFITS
Overall gross profits for the twelve months ended December 31, 2006 increased to $8,239,866 from $5,864,336 for the twelve months ended December 31, 2005. The overall increase in gross profits of approximately 41% is directly attributable to the overall increase in net sales in 2006, and the lower provisions for inventory write-offs.

OPERATING EXPENSES
Total operating expenses for the twelve months ended December 31, 2006 increased to $10,260,720 from $7,795,584 for the twelve months ended December 31, 2005. The overall increase in expenses of approximately 32% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the twelve months ended December 31, 2006 increased to $4,114,506 from $3,165,040 for twelve months ended December 31, 2005. The increase of approximately 30% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the twelve months ended December 31, 2006 increased to $1,041,464 from $644,124 for the twelve months ended December 31, 2005. The increase of approximately 62% over the prior year is due primarily to higher transaction costs for credit card processing, higher wage expense due to additional warehouse employees and higher product shipping expenses, all due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the twelve months ended December 31, 2006 increased to $2,647,303 from $2,178,146 for the twelve months ended December 31, 2005. The increase of approximately 22% in sales and marketing expenses is due primarily to our continued efforts to promote and increase awareness of BIOPRO products.

General and Administrative Expenses
General and administrative expenses for the twelve months ended December 31, 2006 increased to $2,457,447 from $1,808,274 for the twelve months ended December 31, 2005. The increase of $649,173 or 36% over the prior year is representative of the following:

	Twelve months ended December 31,		Increase (Decrease) from
G&A- US Operations:	2006	2005	prior year
Personnel costs - Parent US	$1,006,713	$839,208	$167,505
Facility costs	537,135	235,916	301,219
Legal, accounting and investor relations	589,073	375,931	213,142
Office supplies and other expenses	139,415	141,889	(2,474)
Charitable contributions	44,219	27,192	17,027

Subsidiary G&A expenses:
BIOPRO Australasia G&A	8,718	85,910	(77,192)
BIOPRO South Africa G&A	10,168	-	10,168
SRA Marketing G&A	122,006	102,228	19,778
Total General and Administrative	$2,457,447	$1,808,274	$649,173

G&A-US Operations

Personnel Costs -The increase in personnel costs in the 2006 period over the 2005 period is due to addition of staff in the areas of information technology, website design, and accounting, together with the related benefits for those positions, plus higher revenue-based management compensation.

Facility costs and office relocation - The increase in facility costs and facility rent expense in the 2006 period over the 2005 period is due to our relocation to a 19,000 square foot facility in August 2005, higher repair and maintenance costs and higher depreciation expense.

Legal, accounting and investor relations - The increase in legal, accounting and investor relations expense is related to higher non-cash expenses for stock based compensation paid to finance and investor relations firms in 2006 of approximately $378,957 compared with $91,652 in 2005, and higher accounting fees for our annual audit for 2005 that were incurred in the 2006 period, partially offset by lower legal fees in 2006.

Office supplies and other expenses - Office supplies and other expense decreased in 2006 over 2005 due to our focus on lowering these overhead costs.

Charitable contributions - Charitable contributions increased in 2006 over 2005 due to higher direct sales revenues in the 2006 period. We donate one half of one percent of commissionable US Direct Sales revenues to Childhelp USA.

Subsidiary G&A Expenses:

BIOPRO International Subsidiaries - The decrease in general and administrative expenses of BIOPRO Australasia is due to lower accounting fees, banking charges, and small equipment purchases. The increase in general and administrative expenses for BIOPRO South Africa is due to its opening operations beginning April 2006.

SRA Marketing - The increase in general and administrative expense for SRA Marketing is due to increases in accounting for tax preparation and management compensation, which include compensation expense in the twelve months ended December 31, 2006 and 2005, of $34,628 and $66,500, respectively, earned by ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing, and increase in total salary and fees earned by Alfred Hanser and Ray Grimm for their participation in SRA Marketing during 2006 of $72,646 and $14,400, respectively, during the year. See "Certain Relationships and Related Transactions."

Other Income and Expense
Other income and expense for the twelve months ended December 31, 2006 increased to net expense of $3,294,935 from $1,815,073 for the twelve months ended December 31, 2005. As described in the table below, the expenses in 2006 and 2005 primarily represent non-cash expenses related to the Company’s convertible note financings and their related derivative liabilities:

	Twelve months ended December 31,		Increase (Decrease) from
	2006	2005	prior year
Non-cash debt discount and other costs of convertible note financings	$(1,816,796)	$(1,805,896)	$(10,900)
Interest expense and deferred financing costs on convertible notes	(1,856,685)	(1,442,530)	(414,155)
Non-cash loss on extinguishment of debt	(50,290)	-	(50,290)
Gain on embedded derivative liabilities	129,669	-	129,669
Non-cash gain on value of warrant derivative liabilities	318,431	1,440,723	(1,122,292)
Other expense	(19,264)	(7,370)	(11,894)
Total other income and expense	$(3,294,935)	$(1,815,073)	$(1,479,862)

Interest expense and deferred financing costs on convertible notes includes penalties and liquidating damages pursuant to the Convertible Note agreements for not complying with certain provisions of the Convertible Note agreements.

During the twelve months ended December 31, 2006, the Company recorded a loss on extinguishment of debt of $50,290 related to amendments to its outstanding Convertible Notes. The amendments called for a change in the conversion price on the notes from 50% to 40% of the average of the three lowest intraday trading prices in the twenty days prior to conversion. The Company determined that the modification of terms met the requirements of EITF 96-19 “Debtors Accounting for Modification or Exchange of Debt Instruments” of an exchange of debt with substantially different terms and accordingly has deemed the old notes to be extinguished as of March 23, 2006. A new note based on amended terms was recorded on that date, as were liabilities for warrant derivatives, and embedded derivatives within the convertible notes.

In the 2006 period, the Company also recorded $318,431 representing the current period gain on warrant derivative liabilities during the twelve months ended December 31, 2006. During the twelve months ended December 31, 2005, the Company recorded a gain of $1,440,723 related to the valuation of its warrant derivative liabilities. In 2006, the Company also recorded a gain of $129,669 of the change in fair value of an embedded derivative. This embedded derivative represents the variable conversion option that the note holders have within the convertible notes.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by ROSTCO, a private company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the twelve months ended December 31, 2006 and 2005 relative to the 49% minority interest in the income of the subsidiary was $38,811 and $8,756, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the twelve months ended December 31, 2006 and 2005 has been included in the consolidated loss for the periods. See “Certain Relationships and Related Transactions.”

Income Tax Expense
Income tax expense for the twelve months ended December 31, 2006 increased to $9,022 due to income taxes paid by the Company’s subsidiary SRA Marketing related to the net taxable income for 2005.

NET LOSS
Loss from continuing operations for the twelve months ended December 31, 2006 increased to $5,363,623, from $3,755,077 from the twelve months ended December 31, 2005. The overall increase of approximately 43% from 2005 is due primarily to the increase in non-cash expense recorded in the 2006 period as discussed above. Net non-cash expenses accounted for 61% and 48% of the Company’s consolidated losses from continuing operations for the twelve months ended December 31, 2006 and 2005. Net loss for the twelve months ended December 31, 2006 increased to $5,546,771 from $3,870,122 from the twelve months ended December 31, 2005, for the foregoing reasons plus the inclusion of the loss from discontinued operations of BIOPRO Asia (Philippines). Net loss includes the loss on the discontinued operations of BIOPRO Asia (Philippines) for the twelve months ended December 31, 2006 of $183,148 and $115,045, respectively and includes the estimated loss on disposal of the assets of this subsidiary of $6,109 for the twelve months ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE YEARS ENDED 2005 AND 2004
For the years ended December 31, 2005 and 2004, our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES

	Years ended December 31,		Increase (Decrease) from
Revenues	2005	2004	prior year
Direct Sales
BIOPRO Technology	$6,823,600	$1,351,167	5,472,433
FemOne	120,303	268,401	(148,098)
Total revenues from Direct Sales	6,943,903	1,619,568	5,324,335
Direct Response-SRA Marketing	618,934	228,834	390,100
Product sales to affiliate	146,333	69,140	77,193
Total Revenues	$7,709,170	$1,917,542	$5,791,628

Net Sales for the year ended December 31, 2005 increased to $7,709,170 from $1,917,542 for the year ended December 31, 2004. The increase in net sales of $5,791,628 or 302% over 2004 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $5,472,433, or 405% over 2004. Also contributing to the increase over prior year are revenues of $618,934 from our subsidiary SRA Marketing. Included in net sales for the years ended 2005 and 2004 are sales of inventory to our Canadian affiliate, a related party, of $146,333 and $69,140, respectively, representing a pass-through of inventories at cost.

COST OF SALES

	Years ended December 31,		Increase (Decrease) from
Cost of Sales	2005	2004	prior year
Direct Sales
BIOPRO Technology	$1,299,139	$524,812	$774,327
FemOne	43,729	47,975	(4,246)
Total cost of sales from Direct Sales	1,342,868	572,787	770,081
Direct Response-SRA Marketing	355,633	109,062	246,571
Cost of products sold to affiliate	146,333	69,140	77,193
Total cost of sales	$1,844,834	$750,989	$1,093,845

Cost of sales for the year ended December 31, 2005 increased to $1,844,834 from $750,989 for the year ended December 31, 2004. The overall increase in cost of sales of 146% from the prior year is directly attributable to the increase in net sales during the same period. Also contributing to the overall increase in cost of sales in 2005 are costs of sales by our subsidiary SRA Marketing. Cost of sales also included the costs of inventory related to non-selling or obsolete items that were written off in the 2005 and 2004 periods, of $191,192 and $184,100, respectively. These items consist primarily of the 2SIS product line.

GROSS PROFITS
Overall gross profits for the year ended December 31, 2005 increased to $5,864,336 from $1,166,553 for the year ended December 31, 2004. The overall increase in gross profits of approximately 403% is directly attributable to the overall increase in net sales in 2005 and increase in gross margins from Direct Sales of 435% and Direct Response of 120%. We attribute the increase in our profits to the growth in our BIOPRO Technology division in the US, Australia and New Zealand and profits from our subsidiary SRA Marketing.

OPERATING EXPENSES
Total operating expenses for the year ended December 31, 2005 increased to $7,795,584 from $3,345,502 for the year ended December 31, 2004. The overall increase in expenses of approximately 133% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the year ended December 31, 2005 increased to $3,165,040 from $763,769 for the year ended December 31, 2004. The increase of approximately 314% over the prior year is directly attributable to the increase in Direct Sales as discussed above.

Order Fulfillment Costs
Order fulfillment costs for the year ended December 31, 2005 increased to $644,124 from $300,399 for the year ended December 31, 2004. The increase of approximately 114% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2005 increased to $2,178,146 from $790,953 for the year ended December 31, 2004. The increase of approximately 175% in sales and marketing expenses is due primarily to our efforts to promote and increase awareness of BIOPRO Technology and to expand internationally. Included in these expenses for 2004, are approximately $130,000 to expand and begin operations in Australia and New Zealand.

Also included in total sales and marketing expenses for the years ended December 31, 2004 are non-cash expenses of $139,599 attributable to compensation paid in stock that has been reserved for issuance to the president of our Canadian affiliate for his sales and marketing efforts.

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2005 increased to $1,808,274 from $1,490,381 for the year ended December 31, 2004. The increase of $317,893 or 21% over the prior year is representative of the following:

	Years ended December 31,		Increase (Decrease) from
G&A- US Operations	2005	2004	prior year
Personnel costs	$839,208	$521,961	$317,247
Facility costs and office relocation	235,916	110,371	125,545
Legal, accounting and investor relations	375,931	744,128	(368,197)
Office supplies and other expenses	141,889	100,864	41,025
Charitable contributions	27,192	8,522	18,670

Subsidiary G&A expenses: Australia G&A	85,910	4,105	81,805
SRA Marketing G&A	102,228	430	101,798
Total General and Administrative	$1,808,274	$1,490,381	$317,893

G&A-US Operations

Personnel Costs - The increase in personnel costs in the 2005 period over the 2004 period is due to addition of staff in the areas of information technology, website design, and accounting and the related benefits for those positions. Contributing to the overall increase also is increased salaries and payroll tax expense accrued for executive management pursuant to their employment agreements.

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

Charitable contributions - increased in 2005 over 2004 due to higher revenues in the 2005 period. We donate 0.5% of commissionable US Direct Sales revenues to Childhelp USA.

Subsidiary G&A Expenses - The increases in general and administrative expenses of our subsidiaries, BIOPRO Australasia and SRA Marketing are due to increased personnel, facility costs and general and administrative needs of their expanding business. Included in these expenses for SRA Marketing is compensation in the amount of $66,500 earned by ROSTCO, a company owned by Steven Page, the minority shareholder of SRA marketing, for managing and operating SRA Marketing. See “Certain Relationships and Related Transactions.”

Other Income and Expense
Other income and expense for the twelve months ended December 31, 2005 increased to net expense of $1,815,073 from $921,156 for the twelve months ended December 31, 2004. As described in the table below, the expenses in 2005 and 2004 primarily represent non-cash expenses related to the Company’s convertible note financings and their related derivative liabilities:

	Twelve months ended December 31,		Increase (Decrease) from
	2005	2004	prior year
Non-cash debt discount and other costs of convertible note financings	$(1,805,896)	$(746,485)	$(1,059,411)
Interest expense and deferred financing costs on convertible notes	(1,442,530)	(173,976)	(1,268,554)
Non-cash gain on value of derivative liabilities	1,440,723	-	1,440,723
Other income and expense, net	(7,370)	(695)	(6,675)
Total other income and expense	$(1,815,073)	$(921,156)	$(893,917)

Interest expense and deferred financing costs on convertible notes includes penalties and liquidating damages pursuant to the Convertible Note agreements for not complying with certain provisions of the Convertible Note agreements.

Partially offsetting these non-cash expenses in the 2005 period is other income of $1,440,723 representing a non-cash gain on warrant derivative liabilities during the twelve months ended December 31, 2005.

Included in other income and expense for the year ended December 31, 2004, are losses recorded in connection with our equity investment in FemOne/BioPro Canada of $41,086.

Minority Interest
In October 2004, we formed SRA Marketing, Inc. as a subsidiary to manage the Direct Response Television Shopping marketing channel allowing us to have the ability to expand our selling capabilities of our licensed products to a larger target market. We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for 2005 and 2004 relative to the 49% minority interest in the income of the subsidiary was $8,756 and $38,623, respectively. See "Certain Relationships and Related Party Transactions".

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

NET LOSS
Loss from continuing operations for the year ended December 31, 2005 decreased to $3,755,077 from $3,138,728 from the year ended December 31, 2004. The overall increase in net loss of approximately 20% from 2004 primarily is due to the increased other expenses of the convertible debt financing, partially offset by the overall increase in revenues and gross profits we experienced during 2005 which was partially offset by the increased operating expenses during 2005. Net non-cash expenses accounted for 33% and 29% of the Company’s consolidated net losses from continuing operations for the twelve months ended December 31, 2005 and 2004. Net loss for the twelve months ended December 31, 2005 decreased to $3,021,674 from $3,138,781 for twelve months ended December 31, 2004. Net loss decreased for the aforementioned reasons, partially offset by the net loss on discontinued operations of BIOPRO Asia (Philippines) for the twelve months ended December 31, 2005 and 2004 of $115,045 and $0, respectively.

LIQUIDITY AND FINANCIAL CONDITION
As of December 31, 2006, we had cash and cash equivalents of $53,613. At December 31, 2006, our current liabilities exceeded our current assets by $9,465,098.

At December 31, 2006, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

On November 16, 2005, the Company received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the convertible 12% note agreements and called for the immediate payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice.  On February 15, 2006, the note holders filed a lawsuit against the Company for default under the 8% Notes and the 12% Notes (collectively the “Notes”) agreements. On March 23, 2006, this lawsuit was discontinued without prejudice after the Company amended the Notes to make changes to certain terms regarding conversion rate, warrant pricing and warrant expiration date. These amendments to the Notes did not cure the default.

On June 9, 2006, we filed our Restated and Amended Articles of Incorporation pursuant to which the number of common shares authorized was increased to 5,000,000,000. In order to comply with the reserve requirement in the note agreements, we will need to obtain shareholder approval to increase the number of authorized shares. We will need to prepare a registration statement to register the underlying shares upon conversion of the convertible notes. There can be no assurance that we will come to a satisfactory outcome with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements.

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments on the 12% Notes of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Accrued interest was not paid when due on the 12% Notes, and totals $591,952 at December 31, 2006. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%.

Under the 8% notes, interest is accrued but is not required to be paid unless the lowest intra-day trading price for every trading day within the month is not greater than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. As of December 31, 2006, we estimate that the Mandatory Prepayment Amount under the Notes based on 130% of outstanding principal, interest and penalty balances would be approximately $8.1 million. As of March 30, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under the Notes or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

In order to cure the defaults, the Company would need to raise additional capital, file a registration statement and obtain shareholder approval to increase the number of authorized shares. Until such time as the Company raises additional capital it will not be able to file the registration statement. The company will attempt to obtain shareholder consent from more than 50% of the voting shares without a formal shareholder meeting, however, in the event this is not possible, then the company would need to undertake the expense of holding a shareholder meeting. A shareholder meeting is contingent upon, among other things, raising additional capital.

Based on currently available cash resources, we will need to raise additional funds to provide adequate working capital for us to make the required payments to the note holders, continue to operate and pursue our expansion and marketing plans. Our ability to continue as a going concern is dependent upon our success in obtaining adequate capital. If we are unable to remedy the default situation or to raise funds through contemplated sales of our equity or debt securities in private transactions exempt from registration under applicable federal and state securities laws, we could be forced to cease operations. In order to continue as a going concern, develop and grow our customer base and revenues, and achieve a profitable level of operations, we will need, among other things, additional capital resources.

Management’s plans to obtain such resources include (1) raising additional capital through issuance of additional debt or sales of common stock, the proceeds of which would be used to pay amounts currently due to note holders, and beyond that to fund continuing operating working capital requirements and increase marketing efforts of all the Company’s product lines; (2) pursuing other possible additional capital resources through joint venture, merger or acquisition or other strategic alliances; and (3) preserving our cash resources by attracting and retaining employees and supplementing their pay with incentive stock options. There can be no assurance that management will be able to accomplish any of the foregoing.

During the years ended December 31, 2006 and 2005, the Company’s cash activities were as follows:

	2006	2005
Cash used in operating activities	$(279,271)	$(1,331,778)
Cash used in discontinued operations	(90,191)	(223,402)
Cash used for capital acquisitions	(99,018)	(166,984)
Cash provided by financing activities	213,867	1,289,594
Effect of change in currency on cash	7,607	12,721
Net decrease in cash	$(247,006)	$(419,849)

During the year ended December 31, 2006, cash provided by financing activities was from loans from related parties and a loan from a third party. During the year ended December 31, 2005, cash provided by financing activities was primarily from the sale of 8% Callable Convertible Promissory Notes and Warrants.

Convertible Notes

On June 30, 2005, we sold 8% Callable Convertible Notes and 44,000,000 common stock purchase warrants to four accredited investors for aggregate gross proceeds of $1,500,000 (the “8% Notes”). These same investors previously purchased three tranches of 12% Callable Secured Convertible Notes and 9,000,000 common stock purchase warrants from us for aggregate gross proceeds of $3,000,000 (the “12% Notes”) between July and October 2004.

The 12% Notes expired two years from the date of issuance and, at the option of the investors, and under the original terms of the note agreements, were convertible into shares of our common stock at a conversion price equal to the lower of (1) the Applicable Percentage, as defined in the notes (50%), times the average of the three lowest intraday trading prices for our company's common stock as quoted by the Over the Counter Bulletin Board (“OTCBB”) during the twenty trading days prior to the date of conversion, or (2) a fixed price of $0.75 per note. The 12% Notes accrue interest at the rate of 12% per year and interest payments are due quarterly.  Any amount of principal or interest which is not paid when due carries interest at the rate of 15%. In the event of a default on any of the notes, the investors may elect to demand that we pay them 130% of the principal and accrued interest and penalties owed on all notes. Until such time as they are converted or repaid, the 12% Notes are secured by a first lien upon all of our assets under a Security Agreement. Our obligations under the 12% Notes are further guaranteed by a Guarantee and Pledge Agreement with our principal officers, who have pledged 50% of their individual stock holdings as collateral for the note obligations. In connection with the issuance of the 12% Notes, we issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share with a five year term.

The 8% Notes expire three years from the date of issuance and under the original terms of the note agreements were convertible into shares of our common stock at a conversion price equal to the lower of (1) the Applicable Percentage, as defined in the notes (50%), times the average of the three lowest intraday trading prices for our company’s common stock as quoted by the OTCBB during the twenty trading days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12% Notes, described below, by a first lien upon the assets of our company under a Security Agreement covering all of our company’s tangible and intangible assets. Our obligations under the 12% Notes are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of our company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the 8% Notes, our company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share with a five year term.

On March 23, 2006, we entered into an amendment to the 8% and 12% Notes to amend the conversion price equal to the lesser of $0.40 and (ii) the Variable conversion price, as defined in the notes. The Applicable Percentage as such term is defined in the Notes was (i) amended to be 40%. On March 31, 2006, we entered into an amendment to amend the warrants issued in connection with underlying the 8% and 12% Notes to provide for an exercise price of: (i) $0.06 per share with respect to 17,666,667 warrants; (ii) $0.15 per share with respect to 17,666,667 warrants; (iii) $0.20 per share with respect to 17,666,667. The term of the warrants was extended to March 31, 2011.

Under the terms of the 12% Notes we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements. The Registration Statement on Form SB-2 was declared effective on September 9, 2004 registering 75,167,857 shares of common stock underlying the 12% Notes and warrants. To date, all of the shares registered under this registration statement in connection with the conversion of convertible notes have been issued to the holders of the Notes. There was no further registration statement filed to register additional shares issuable upon conversion of the outstanding balance of the 12% Notes, as was required under the agreements. For every month that the Company did not have in place an effective registration statement, a penalty of 2% per month on the outstanding principal balance is payable. Based on our current stock price, it is necessary for us to file a registration statement to register additional shares to allow for conversion under the 12% Notes and exercise of the warrants as early as possible after we have obtained shareholder approval to file an amendment to our Articles of Incorporation to increase our authorized number of shares.

Under the terms of the 8% Notes, we are required to register the common shares underlying the notes and warrants within thirty-days of receipt of a request for registration from the note holders. Through March 30, 2007, we have not received this request.

Under the terms of both the 12% Notes and 8% Notes (collectively referred to as the “Notes”), together with our the ancillary agreements we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. During 2005 and 2006, there were certain months when this requirement was not met. Under the agreements, the Company owes 3% of the outstanding principal and interest balances of the Notes for every month in which it failed to comply. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days. Based upon the conversion price of our common stock on March 30, 2007, the total number of shares which we are required to have on reserve against the conversion of the Notes and exercise of the warrants is 15,000,000,000 shares, which is greater than the number of authorized shares of common stock which we currently have available to us.

Amounts accrued for the 2% penalty and the 3% liquidating damages, totaled $2,040,528 and $802,322 at December 31, 2006 and 2005, respectively.

In an effort to have sufficient shares of common stock necessary to fulfill our contractual obligations under the 8% Notes and the 12% Notes as well as to have authorized shares of stock available for any possible subsequent financings and/or acquisitions, we will attempt to get shareholder approval to increase our authorized shares of common stock from five billion shares of common stock to at least twenty billion .

As of December 31, 2006, we have convertible notes outstanding with an outstanding principal balance of $3,441,833, accrued interest payable and accrued penalty and liquidated damages related to these notes of $773,936 and $2,040,528, respectively. Based on the default described above the related principal balance and related unamortized debt discount are reclassified as current as of December 31, 2006.

ITEM 7. FINANCIAL STATEMENTS

All financial information required by this item is attached at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None - Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our executive management, including our Chief Executive Officer/Chief Financial Officer and our President, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed within 90 days before the filing of this annual report. Based on that evaluation, our executive management, including our CEO and CFO and our President, concluded that our disclosure controls and procedures were ineffective as explained more fully below. Disclosure controls and procedures mean the controls and other procedures that we have implemented and which are designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (A) is recorded, processed, summarized and reported within the time periods specified in the rules and forms prescribed by the Securities and Exchange Commission, and (B) is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer and our President to allow timely decisions on required disclosure. In addition, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the fiscal quarter ended December 31, 2006 which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting which we have implemented.

The company has identified the following significant deficiencies that constitute material control weaknesses:

•	An ineffective internal control environment due to:

•	Lack of sufficient personnel to maintain an appropriate accounting and financial organizational structure to support activities of the company.

•
Lack of separate audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of internal controls.

•	Lack of timely execution of contracts and lack of contract management controls to ensure compliance with critical terms.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors, and their respective ages as of March 31, 2007, are as follows:

Name	Age	Position
Ray W. Grimm, Jr.	61	Chief Executive Officer Acting Chief Financial Officer and Director
Alfred Hanser	35	President, Secretary and Director
Joseph V. Caracciolo	61	Director

Below are brief descriptions of the background and business experience for the past five years of each of our directors.

Mr. Grimm founded FemOne (now known as ACTIS Global Ventures, Inc.) in March 2002 and has served as its Chief Executive Officer and a Director since inception. From September 1999 to March 2002, Mr. Grimm worked as a Direct Sales industry consultant, and assisted in the launch of Orenda International, a Direct Sales nutritional distribution company. From 1989 to 1999, Mr. Grimm was the President of Body Wise International, a company engaged in the distribution of nutritional products. Since November 2005, Mr. Grimm has served as a director of Dickie Walker Marine, a publicly traded company, (OTCBB:DWMAC). Mr. Grimm is president of the California State Board of Childhelp USA.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish ACTIS Global Ventures, Inc. with copies of all Section 16(a) forms they file. Based on our review of Forms 3 and 4, and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Mr. Caracciolo did not timely file a Form 4.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
The table below summarizes all compensation awarded to, earned by, or paid to Ray Grimm and Alfred Hanser, comprising all of the directors and executive officers of ACTIS Global Ventures, Inc. (our “named executive officers”) for all services rendered to us in all capacities for the current fiscal year.

Name & Principal Position	Year	Salary $ (1)	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Non-Qualified Deferred Compensation Earnings $	All Other Compensation	Total $
Ray W. Grimm, Jr. Chief Executive Officer and Chief Financial Officer	2006	$170,400	$77,964	0	0	0	0	0	$248,364
	2005	$150,000	$58,350	0	0	0	0	0	$208,350

Alfred Hanser President and Secretary	2006	$150,000	$132,610	0	0	0	0	0	$282,610
	2005	$144,000	$72,351	0	0	0	0	0	$216,351

1) The annual salary column above represents salaries paid and accrued for the years ended December 31, 2006, and 2005, respectively, for each of Mr. Grimm and Mr. Hanser.

a). Mr. Grimm’s annual salary was adjusted in 2006 to $156,000 from $150,000 pursuant to the terms of our employment agreement with Mr. Grimm, and $14,400 for his services to SRA Marketing. During 2004, Mr. Grimm deferred payment of $71,500 of salaries. Between July and October, 2004, Mr. Grimm was repaid a total of $169,484 of deferred salaries for 2004 and prior years. During 2005, Mr. Grimm deferred his monthly increase per his employment agreement in aggregate of $18,000. On December 21, 2005, Mr. Grimm agreed to convert net deferred salary of $15,000 into shares of common stock. On March 17, 2006, 1,500,000 shares of common stock were issued to Mr. Grimm related to this agreement. As of December 31, 2006, our balance due to Mr. Grimm for deferred salaries is $108,827. Pursuant to the employment agreement, Mr. Grimm earns a bonus on monthly sales. In October 2006, Mr. Grimm was paid $9,800 of his accrued bonus from prior years. As of December 31, 2006, Mr. Grimm has accrued bonus due of $126,451.

b). Mr. Hanser’s annual salary was adjusted in 2006 to $132,000 under his employment agreement plus additional compensation from SRA of $18,000 for his services to SRA Marketing. During 2004, Mr. Hanser deferred payment of $58,500 of salaries. Between July and October, 2004, Mr. Hanser was repaid a total of $135,390 of deferred salaries for 2004 and prior years. In April 2005, Mr. Hanser was repaid a total of $17,500 of deferred salaries through the issuance of common stock for the net after tax amount of $15,555. During 2005, Mr. Hanser deferred his monthly increase per his employment agreement in aggregate of $18,000. In March 2006, Mr. Hanser was paid $31,610 for deferred salaries of prior years. As of December 31, 2006, our balance due to Mr. Hanser for deferred salaries is $44,750. Pursuant to his employment agreement, Mr. Hanser earns a bonus on monthly sales. Between March and April 2006, Mr. Hanser was paid $55,530 in cash for payment of prior years’ bonus. On March 17, 2006, 2,500,000 shares of common stock were issued to Mr. Hanser to convert net deferred bonus of $25,000 into shares of common stock. As of December 31, 2006, Mr. Hanser has accrued bonus due of $57,332. Mr. Hanser’s bonus includes compensation earned from SRA Marketing of $54,646 and $14,001 for 2006 and 2005, respectively.

STOCK AWARDS AND STOCK OPTION GRANTS
We did not grant any stock awards or stock options to our named executive officers during our fiscal years ended December 31, 2006 or 2005. We have also not granted any stock options to our named executive officers since December 31, 2004. No executive officer had any outstanding stock options during 2006 or 2005.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES
No stock options were exercised by our named executive officers during the fiscal year ended December 31, 2006 or 2005. No stock options have been exercised by our named executive officers since December 31, 2004.

EMPLOYMENT AGREEMENTS
The Company has employment agreements with our executive officers, Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. The agreements were executed in June 2002 for Mr. Grimm, and July 2002 for Mr. Hanser. Each agreement is for an initial (5) year term with automatic one year renewals unless otherwise terminated by either ACTIS Global Ventures, Inc. or the applicable executive. If either executive is terminated without cause, or is terminated within twelve months of a change of control of the Company, in both cases as defined in the agreement, they are entitled to two years salary, plus twenty-four months of accrued bonus based on the average monthly bonus of the previous six months immediately prior to termination.

DIRECTOR COMPENSATION
The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006. All option awards were granted from our 2005 Incentive Stock Plan, as amended.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Joseph V. Caracciolo	0	$4,100	0	0	0	0	$4,100

Mr. Caracciolo has served on our Board of Directors since September 2004. Mr. Caracciolo’s total compensation for his service on the Board of Directors has been his initial grant of 100,000 shares of stock in 2006 valued at $4,100. Mr. Grimm and Mr. Hanser are both members of our Board of Directors. They receive no compensation for this service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our officers and directors as a group. Unless otherwise indicated, the shareholders listed below possess (or would possess) sole voting and investment power with respect to the shares indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class(3)
Common Stock	Ray W. Grimm, Jr.(1)	66,905,836	21.6%
Common Stock	Alfred Hanser(1)(2)	11,379,975	3.7%
Common Stock	Joseph V. Caracciolo(1)	1,254,260.4%

Common Stock	Total Officers and Directors as a Group (three persons)	79,540,071	25.72%

(1)	The address for Mr. Grimm, Mr. Hanser and Mr. Caracciolo is 1905 Aston Avenue, Suite 101, Carlsbad, California, 92008.
(2)	Includes 3,000,000 shares of stock held indirectly but for which Mr. Hanser maintains voting control through a voting trust.
(3)	Based on 309,285,122 shares outstanding as of March 30, 2007.

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

SUBLICENSE AGREEMENT WITH ALFRED HANSER
In May 2002, FemOne (now known as ACTIS Global Ventures, Inc.) entered into a sublicense agreement with Alfred Hanser for the exclusive right to distribute CHANNOINE® Cosmetics products through Direct Sales and network marketing in the United States, Canada and Mexico. In exchange for this sublicense, FemOne issued shares of common stock equivalent to the cost of the license agreement which was $216,667. The sublicense agreement is effective for an initial term of five years, and includes five consecutive options to extend the term for additional five year periods (for a total term of thirty years), for no additional consideration. The shares of common stock underlying this agreement were issued by the privately held FemOne California. In connection with the merger transaction, Mr. Hanser received 323,356 shares of common stock for his percentage of holdings in the California corporation on the date of the merger and his participation in the prorated share allocation of 1,000,000 shares to the California shareholders. In December 2004, Mr. Hanser transferred the rights to the Direct Response Television Shopping channel to the Company.

STOCKHOLDER LOANS
From time to time, Mr. Grimm and Mr. Hanser have provided unsecured loans to us pursuant to unsecured Promissory Notes. Such loans accrue interest at a rate of 8% per annum. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to convert their outstanding shareholder loans into common stock. As of December 31, 2005, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $411,733 and $3,069, respectively. On March 17, 2006, the Company issued 41,173,265 shares to Mr. Grimm and 306,875 shares to Mr. Hanser as payment for these shareholder loans. The Company has no further obligation under these loans. However, during 2006, Mr. Grimm loaned the Company $93,000, of which, at December 31, 2006, the Company was indebted to Mr. Grimm in the amount of $35,000 for a non-interest bearing loan due on demand.

In September 2006, an entity affiliated with Mr. Joseph Caraciolo, a member of our Board of Directors and a stockholder, loaned the company a total of $100,000 in two separate loans. At December 31, 2006, both loans plus accrued interest of $608 had been repaid.

In November 2006, Mr. Page made a $38,016 loan to SRA marketing at 8% interest. This loan is payable on demand subject to available cash funds.

FEMONE/BIOPRO CANADA
In May 2002, we assigned the Canadian distribution rights to all of FemOne’s products which were eligible for sale in Canada, in exchange for 38.75% of the total ownership interests in FemOne Canada, Inc., (“FemOne/BioPro Canada). In July 2003, this agreement was amended to decrease the portion of our ownership to 30%. The agreement provides that we supply Canada with inventory and marketing aids at a price equal to cost. For the years ended 2006 and 2005, we recorded sales to Canada for their inventory purchases of $316,256 and $146,333, respectively. The agreement also called for compensation in the form of stock for certain consulting services related to sales and marketing efforts by the President of FemOne Canada. The Company has reserved for issuance 448,513 shares of our common stock pursuant to this agreement. The Company has no further obligation to compensate Mr. Page with shares of its common stock under this agreement. In December 2004, the agreement was amended to increase our portion of ownership to 38.75% for nominal consideration.

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

SRA MARKETING, INC.
In December 2004, we formed a subsidiary, SRA Marketing, Inc. to market our licensed products in the United States through Direct Response Television Marketing. We own 51% of SRA Marketing, the remaining 49% is owned by ROSTCO, a private company owned by Mr. Steven Page, president of our affiliate, FemOne/BIOPRO Canada. Mr. Page provides management services in exchange for a small management fee. To assist SRA Marketing with its initial inventory requirements, loans were provided by FemOne, and ROSTCO, a private company owned by Steven Page. Currently, we are negotiating definitive shareholders and long-term management agreements with ROSTCO, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect.

CHANNOINE LLC.
Mr. Alfred Hanser, who serves as a member of our Board of Directors, is President of the Company, and the sublicensor of our distribution rights for the Channoine product line, also serves as General Manager of Channoine LLC, a position he already held (and ACTIS was aware of) before joining ACTIS (formerly FemOne, Inc.) in 2002. Channoine LLC has been the official importer of record for all CHANNOINE products in North America since 1999 and it is listed as such on CHANNOINE product packaging. As such, beginning in the fourth quarter of 2006, SRA Marketing began ordering and paying for inventory purchases directly through Channoine LLC, rather than through the Channoine parent company in Europe (Channoine Cosmetics AG, or CCAG) as had previously been the case. Total payments made by SRA Marketing in 2006 to Channoine LLC were $216,986. Channoine LLC pays CCAG for any North American inventory purchases.

FAMILY RELATIONSHIP
Since November 2003, certain members of Mr. Grimm's immediate family received compensation from the Company. During the years ended December 31, 2006 and 2005, they were paid commissions of $226,635 and $206,577, respectively.

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

10.31	Amendment to Stock Purchase Warrants by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd and AJW Partners, LLC (10)
10.32	Promissory Note Dated October 19, 2006 between the Company and Sujon Limited (12)
10.33	Amendment to Promissory Note Dated October 19, 2006 between the Company and Sujon Limited (14)
10.34	Second Amendment to Promissory Note Dated October 19, 2006 between the Company and Sujon Limited (14)
16.1	Letter on change in certifying accountant dated September 30, 2002 from Morgan & Company (2)
16.2	Letter on change in certifying accountant dated February 17, 2004 from Dohan & Company (5)
16.3	Letter on change in certifying accountant dated March 17, 2004 from Amisano Hanson, Chartered Accountants (6)
16.4	Letter on change in certifying accountant dated March 20, 2004 from Dohan & Company (6)
16.5	Letter on change in certifying accountant dated December 6, 2006 from Peterson & Co., LLP (13)
31.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)(15)

(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9)	Filed as an exhibit to Form 8-K filed November 21, 2005
(10)	Filed as an exhibit to Form 8-K filed March 29, 2006
(11)	Filed as an exhibit to Form 8-K filed April 6, 2006
(12)	Filed as an exhibit to Form 8-K filed October 26, 2006
(13)	Filed as an exhibit to Form 8-K/A filed December 6, 2006
(14)	Filed as an exhibit to Form 8-K filed February 22, 2007
(15)	Filed as an exhibit to this Report on Form 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The company has appointed Squar, Milner, Peterson, Williamson & Miranda, LLC (Squar Milner) to serve as its independent auditors for the year ended December 31, 2006. The company used Peterson & Co., LLP prior to its merger into Squar Milner, as its independent auditors for the year ended December 31, 2005. Services and the related fees were as follows:
	2006	2005
Audit Fees	$132,324	$69,283
Audit Related Fees	7,672	$7,491
Tax Fees	14,806	$27,714
All Other Fees	-	-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIS GLOBAL VENTURES, INC.

By:	/s/ Alfred Hanser

Alfred Hanser, President, Secretary and Director Date: April,16 2007

By:	/s/ Joseph V. Caracciolo

Joseph V. Caracciolo Director Date: April 16, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY:  /s/ Ray W. Grimm, Jr.
Ray W. Grimm, Jr., Chief Executive Office and Acting Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: April 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ACTIS Global Ventures, Inc.
Carlsbad, California

We have audited the accompanying consolidated balance sheets of ACTIS Global Ventures, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ACTIS Global Ventures, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed at Note 3 to the financial statements, the consolidated balance sheet as of December 31, 2005, and the consolidated statements of operations and cash flows for the fiscal year then ended, have been restated.

As discussed at Note 4 to the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2006, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
April 17, 2007

ACTIS Global Ventures, Inc.

ACTIS Global Ventures, Inc.
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
ASSETS		(Restated)
Current assets
Cash	$53,613	$300,619
Restricted cash deposit	10,921	-
Accounts receivable	345,432	137,372
Notes receivable	10,665	-
Accounts receivable, related party	4,096	29,195
Inventory	377,983	668,082
Inventory deposits	100,854	118,361
Prepaid and other current assets	114,012	126,433
Current assets of discontinued operations	-	76,008
Total current assets	1,017,576	1,456,070

Property and equipment
Computer and office equipment	96,852	114,960
Warehouse equipment	43,083	13,467
Furniture and fixtures	115,668	29,090
Leasehold improvements	51,461	50,562
Software	41,250	41,250
	348,314	249,329
Less: accumulated depreciation	(147,499)	(67,724)
Property and equipment, net	200,815	181,605

Other assets
Sublicense agreement, net	164,667	171,167
Website development, net	-	1,232
Intellectual property, net	29,150	39,750
Deferred debt issue costs	7,935	237,172
Deposits	172,676	171,368
Non current assets of discontinued operations	-	17,648
Total other assets	374,428	638,337
Total assets	$1,592,819	$2,276,012

The accompanying notes are an integral part of these consolidated financial statements.

ACTIS Global Ventures, Inc.
Consolidated Balance Sheets (Continued)
As of December 31, 2006 and 2005

	2006	2005
		(Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$910,799	$500,602
Accounts payable related party	18,267	-
Sales tax payable	682,417	248,285
Accrued interest, related party	-	114,792
Accrued interest	778,701	271,494
Accrued penalty and liquidated damages, convertible notes	2,040,528	802,322
Accrued commissions	266,220	269,001
Accrued payroll and payroll tax	248,982	147,171
Accrued bonus	198,591	122,089
Deferred compensation	165,326	95,944
Customer deposits	38,765	20,297
Deferred rent	55,546	51,435
Notes payable - related parties	73,016	339,159
Notes payable - other	230,605	-
Liabilities of discontinued operations	-	699
Warrant derivative liability	165,655	219,489
Liability of embedded derivative	1,468,255	-
Convertible notes payable, net	3,141,001	1,677,505
Total current liabilities	10,482,674	4,880,284

COMMITMENTS AND CONTINGENCIES (See Note 18)

MINORITY INTEREST IN SUBSIDIARIES	91,090	52,279

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value, 5,000,000,000 authorized: 263,285,122 and 111,707,051 issued and outstanding at December 31, 2006 and December 31, 2005, respectively	263,286	111,708
Additional paid-in capital	5,592,620	6,529,428
Accumulated deficit	(14,857,179)	(9,310,408)
Accumulated other comprehensive income	20,328	12,721
Total stockholders’ deficit	(8,980,945)	(2,656,551)

Total liabilities and stockholders’ deficit	$1,592,819	$2,276,012

The accompanying notes are an integral part of these consolidated financial statements.

ACTIS Global Ventures, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005
REVENUES		(Restated)
Product sales	$10,543,134	$7,709,170
Cost of sales	2,303,269	1,844,834
GROSS PROFIT	8,239,865	5,864,336

EXPENSES
Sales commissions	4,114,506	3,165,040
Order fulfillment costs	1,041,464	644,124
Sales and marketing	2,647,303	2,178,146
General and administrative	2,457,447	1,808,274
Total operating expenses	10,260,720	7,795,584
LOSS FROM OPERATIONS	(2,020,855)	(1,931,248)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(1,816,796)	(1,805,896)
Gain on warrant derivative liability	318,431	1,440,723
Gain on embedded derivative liability	129,669	-
Loss on extinguishment of debt	(50,290)	-
Interest and finance charges	(1,856,685)	(1,442,530)
Other income (expense)	(19,264)	(7,370)
Total other income (expense)	(3,294,935)	(1,815,073)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(5,315,790)	(3,746,321)

MINORITY INTEREST IN LOSS (INCOME) OF SUBSIDIARIES	(38,811)	(8,756)
INCOME TAX EXPENSE	(9,022)	--
LOSS FROM CONTINUING OPERATIONS	(5,363,623)	(3,755,077)
DISCONTINUED OPERATIONS
LOSS FROM DISCONTINUED OPERATIONS	(183,148)	(115,045)
NET LOSS	$(5,546,771)	$(3,870,122)

PER SHARE OF COMMON STOCK - BASIC AND DILUTED
Loss from continuing operations	$(0.03)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)
Net loss	$(0.03)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and Diluted	171,088,044	72,104,412

The accompanying notes are an integral part of these consolidated financial statements.

ACTIS Global Ventures, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2006 and 2005

	Number Of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2004	32,501,773	$32,503	$5,744,587	$(5,440,286)	$-	$336,804
Issuance of shares upon the conversion of convertible notes payable, net of debt issuance costs	66,080,000	66,080	486,920	-	-	553,000
Issuance of shares for retirement of debt	12,575,758	12,576	337,424	-	-	350,000
Issuance of shares for payment of deferred salaries	566,920	566	14,989	-	-	15,555
Cancellation of shares	(17,400)	(17)	17	-	-
Discount on convertible notes payable	-	-	1,500,000	-	-	1,500,000
Reclassification of derivatives	-	-	(1,660,213)	-	-	(1,660,213)
Issuance of warrants for services	-	-	91,652	-	-	91,652
Issuance of stock options for services	-	-	14,052	-	-	14,052
Foreign currency translation	-	-	-	-	12,721	12,721
Net loss	-	-	-	(3,870,122)	-	(3,870,122)
Balance, December 31, 2005 (restated)	111,707,051	111,708	6,529,428	(9,310,408)	12,721	(2,656,551)
Issuance of shares upon conversion of convertible notes payable, net of debt issuance costs	104,000,000	104,000	148,637	-	-	252,637
Issuance of shares for retirement of related party debt	29,999,831	30,000	269,998	-	-	299,998
Issuance of shares for payment of related party accrued interest	11,478,240	11,478	103,325	-	-	114,803
Issuance of shares for payment of deferred salaries and bonus of related parties	4,000,000	4,000	36,000	-	-	40,000
Issuance of shares for fees and services	2,100,000	2,100	10,000	-	-	12,100
Reacquisition of beneficial conversions feature	-	-	(2,059,497)		-	(2,059,497)
Reclassification of embedded derivative	-	-	156,699	-		156,699
Issuance of restricted stock and warrants for services	-	-	378,957	-	-	378,957
Issuance of stock options for services	-	-	14,609	-	-	14,609
Issuance of restricted stock for payment of accrued interest	-	-	4,464	-	-	4,464
Foreign currency translation	-	-	-	-	7,607	7,607
Net loss	-	-	-	(5,546,771)	-	(5,546,771)
Balance, December 31, 2006	263,285,122	$263,286	$5,592, 620	$(14,857,179)	$20,328	$(8,980,945)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIS Global Ventures, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net Loss	$(5,546,771)	$(3,870,122)
Net loss from discontinued operations	183,148	115,045
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	98,341	64,666
Non-cash gain on extinguishment of debt	50,290	--
Options issued as compensation, stock based compensation	405,665	105,704
Amortization of debt discount on convertible notes	1,816,796	1,805,896
Amortization of interest and prepaid financing on convertible notes	57,806	328,106
Gain on warrant derivative liability	(318,431)	(1,440,724)
Gain on embedded derivative liability	(129,669)	-
Minority interest in income of subsidiaries	38,811	8,756
Payment of accrued interest through issuance of stock	4,464	-
Change in operating assets and liabilities:
Increase in restricted cash deposit	(10,921)	-
Accounts receivable	(208,060)	124,516
Accounts receivable - related party	25,099	33,915
Notes receivable	(10,665)	-
Inventory	290,099	(297,124)
Inventory deposits	17,507	(8,791)
Prepaid expenses and other current assets	43,026	(89,364)
Deposits	(1,308)	(172,268)
Accounts payable	410,197	218,782
Sales tax payable	434,132	182,812
Accounts payable related party	18,267	-
Customer deposits	18,468	20,297
Accrued interest	507,207	271,494
Accrued penalty and liquidated damages, convertible notes	1,238,206	802,322
Accrued interest, related party	-	39,346
Accrued payroll and payroll related expenses	101,811	75,885
Accrued bonus	101,502	122,089
Accrued commissions	(2,781)	140,061
Deferred rent	4,111	51,435
Deferred compensation and accrued expenses	84,382	35,488
Net cash used in operating activities	(279,271)	(1,331,778)
Net cash used in discontinued operations	(90,191)	(223,402)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(99,018)	(166,984)
Net cash used in investing activities	(99,018)	(166,984)

The accompanying notes are an integral part of these consolidated financial statements.

ACTIS Global Ventures, Inc.
Consolidated Statements of Cash Flows (Continued)
For the Years ended December 31, 2006 and 2005

	2006	2005
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of convertible notes payable	-	1,500,000
Deferred debt issue costs incurred on convertible notes payable	-	(164,012)
Deferred debt issue costs incurred on notes payable	(20,000)	-
Proceeds from notes payable	200,000	-
Proceeds from notes payable, related parties	231,016	135,150
Payment on convertible notes	(3,694,470)	-
Proceeds from issuance of convertible notes	3,694,470	-
Repayment of notes payable, related parties	(197,149)	(181,544)
Net cash provided by financing activities	213,867	1,289,594

Effect of changes in currency on cash	7,607	12,721

Net decrease in cash	(247,006)	(419,849)
Cash and cash equivalents at beginning of year	300,619	720,468
Cash and cash equivalents at end of year	$53,613	$300,619
SUPPLEMENTAL DISCLOSURES
Interest paid	$9,204	$-
Income taxes paid	$9,022	$1,600

NON-CASH INVESTING AND FINANCING ACTIVITIES

Shares issued in exchange for related party loan and interest	$414,801	$350,000
Shares issued as payment for deferred salaries	$40,000	15,555
Shares issued for conversion of convertible notes payable, net	$252,637	$553,000
Reclassification of embedded derivative liability to Additional Paid-in Capital in connection with debt to equity conversions	$156,699	$-
Insurance premium financed with a note payable	$30,605	$-
Embedded derivative liability recorded in connection with debt issuance	$1,754,623	$-

The accompanying notes are an integral part of these consolidated financial statements.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

ACTIS Global Ventures, Inc. (ACTIS, or the “Company”), is a Nevada corporation formed through various corporate transactions as described below. FemOne, Inc., (the California Corporation) was initially incorporated in the State of California on March 15, 2003 as 2Chansis, Inc. In July 2001, 2SIS LLC (also known as 2SIS, Inc.) was formed to become a direct selling company selling cosmetics to college aged girls. On May 1, 2002, 2Chansis, Inc. and 2SIS LLC merged together pursuant to a general conveyance and assignment agreement. On November 8, 2002, 2Chansis, Inc. changed its name to FemOne, Inc.

In August 2003, Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser entered into a Stock Purchase Agreement through which they acquired the majority of the outstanding shares of common stock of New Paltz Capital Corp., which was incorporated on March 14, 2000 under the laws of the State of Nevada. On October 3, 2003, New Paltz Capital Corporation formally changed its name to FemOne, Inc. and adopted the business plan of the California Corporation abandoning its previous business plan as a mineral exploration company. On October 22, 2003, FemOne, the California Corporation, exchanged all of its 12,366,550 outstanding shares of common stock for 1,000,000 shares of New Paltz Capital Corp., now named FemOne, Inc. This exchange of shares was accounted for as a reverse merger, under the purchase method of accounting. The combination was recorded as a recapitalization of the stockholders' equity. FemOne, Inc. is a producer and distributor of various lines of cosmetics, skin care and nutritional products in the United States and Canada. On June 9, 2006, FemOne Inc. changed its name to ACTIS Global Ventures, Inc. The Company has retained the name FemOne as its direct selling division marketing nutritional products to women.

ACTIS markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products developed using Energy Resonance Technology and Molecular Resonance Effect Technology that management believes to be a new generation in wellness solutions, designed to create an improved overall sense of wellbeing for people living in environments that are highly electro-polluted and/or saturated with other external stressors. During 2006 and 2005, the Company sold through its FemOne division three product lines, nutritional products (FemOne) and skincare and cosmetics (Channoine), and also sold cosmetics (2SIS) in 2005 and 2004. In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel. The Company owns 51% of SRA Marketing. In August 2005, the Company formed its subsidiary BIOPRO Asia to market its BIOPRO products in the Philippines. In September 2006, the Company ceased the operations of this subsidiary. The results of its operations and net assets (liabilities) of this subsidiary are reflected as discontinued operations in the accompanying financial statements. In April 2006, the Company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd. to market its products in South Africa.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception totaling $14,857,179 through December 31, 2006, and as of December 31, 2006 has a working capital deficit of $9,465,098.

The financial statements for the years ended December 31, 2006 and 2005 included a statement from the Company's auditors that there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base/revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to pay the scheduled principal and accrued amounts due currently and in default to note holders, improve the marketing effort of all the Company's product lines and for working capital; (2) pursuing other possible additional capital resources through joint venture, merger or acquisition or other strategic alliance; and (3) preserving cash by attracting and retaining employees by supplementing pay with stock options. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: RESTATEMENT OF FINANCIAL STATEMENTS

In the fourth quarter of 2006, the Company determined that it had not correctly accounted for penalties and liquidated damages which were due under certain conditions under the 8% Notes and the 12% Notes. Under the agreements for the 12% Notes, we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements, which the Company did. However, in 2005, all of the available shares registered under this registration statement in connection with the conversion of notes were issued to the holders of the Notes. There was no further registration statement to register additional shares issuable upon conversion of the outstanding balance of the 12% Notes, as was required under the agreements. For every month that the company did not have in place an effective registration statement, a penalty of 2% per month on the outstanding principal balance was payable.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 3: RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

Under the terms of the Notes, we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. During 2005, there were certain months when this requirement was not met. Under the agreements, the Company owes 3% of the outstanding principal and unpaid interest balance of the Notes for every month in which it fails to comply.

In 2005, no amounts were recorded for either the 2% penalty or the 3% liquidating damages, which total $802,322. In addition, interest should have been accrued at the default interest rates of 15% for the 12% Notes and at 10% for the 8% Notes. Interest at the higher default interest rates totaling $46,126 was not accrued in 2005. The results of operations for the year ended December 31, 2005 have been restated to record the effects of the penalties and liquidating damages and the higher interest expense.

The table below reflects the impact of the above restatements, after the reclassification of the results of operations of BIOPRO Asia as discontinued operations due to the discontinuance of the operations of this subsidiary in September 2006.
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet

As of December 31, 2005
Accrued interest	225,368	46,126	271,494
Accrued penalty and liquidated damages, convertible notes	-	802,322	802,322
Total liabilities	4,031,836	848,448	4,880,284
Accumulated deficit	(8,461,960)	(848,448)	(9,310,408)
Stockholders’ deficit	(1,808,103)	(848,448)	(2,656,551)

Consolidated Statements of Operations

For the year ended December 31, 2005
Interest and finance charges	594,082	848,448	1,442,530
Total other income (expense)	(966,625)	(848,448)	(1,815,073)
Loss from operations before minority interest and income tax expense	(2,897,873)	(848,448)	(3,746,321)
Loss from continuing operations	(2,906,629)	(848,448)	(3,755,077)
Net loss	(3,021,674)	(848,448)	(3,870,122)
Net loss per share from continuing operations, basic and diluted	(0.04)	(0.01)	(0.05)
Net loss per share, basic and diluted	(0.04)	(0.01)	(0.05)

Consolidated Statements of Cash Flows

For the year ended December 31, 2006
Net loss	(3,021,674)	(848,448)	(3,870,122)
Change in operating assets and liabilities
Accrued interest	225,368	46,126	271,494
Accrued penalty and liquidated damages, convertible notes	-	802,322	802,322

The restatement had no impact on the net cash used in operating activites

As discussed in Notes 8 and 9, the Company recorded embedded derivative liabilities in connection with convertible debt agreement amendments entered into in March 2006. The adjustments to record these liabilities, as well as the 2006 liquidated damages liabilities noted above, were not posted until the fourth quarter of 2006, and therefore the unaudited financial statements included in previously filed reports on Form 10-QSB during 2006 failed to include the effects of these additional liabilities. Accordingly, the Company plans to amend the previously filed quarterly reports to properly reflect this activity.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts, after inter-company eliminations, of the Company and its majority owned subsidiaries, BIOPRO Australasia, BIOPRO Technology South Africa Pty, Ltd., BIOPRO Asia and SRA Marketing. The Company uses the equity method of accounting for investments in affiliates which are owned 50% or less.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include short-term, highly liquid investments that are convertible to known amounts of cash and are of an original maturity of three months or less. The restricted cash deposit is security to the landlord for the leased facilities in South Africa.

ACCOUNTS RECEIVABLE
The Company has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
Revenue is recognized when products are shipped, the sale is fixed and determinable, and collection is reasonably assured.

SALES TAXES COLLECTED FROM DISTRIBUTORS, AND SHIPPING AND HANDLING COSTS
Sales taxes collected from distributors are accounted for on a net basis and are not reflected in revenues and operating expenses.

Shipping and handling costs for purchased goods are included in cost of sales, however, shipping and handling costs associated with customer orders are not included in cost of goods sold but have been shown separately in the income statement as order fulfillment costs.

ADVERTISING
Advertising costs are charged to expense as incurred. During the years ended December 31, 2006 and 2005, the Company incurred advertising expenses of $10,743 and $18,364, respectively.

INVENTORY
Inventories consist of finished goods and are valued at the lower of cost or market, on the first-in, first-out method.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives, ranging between three and seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred, additions and betterments which extend the life of the asset are capitalized. Depreciation expense was $79,808 and $36,917 for the years ended December 31, 2006 and 2005, respectively.

INTANGIBLE ASSETS
Other assets include intangibles such as website development and a sublicense agreement. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, (“SFAS No. 142”), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 establishes guidelines for accounting for goodwill and other intangible assets. Goodwill and certain intangibles with indefinite useful lives are no longer amortized but instead are assessed for impairment at least annually. Other intangible assets are recorded at historical cost less amortization on the straight line method based on estimated useful lives. Periods of amortization are evaluated continually to determine whether later events and circumstances warrant revised estimated useful lives.

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

INCOME TAXES
The Company uses the asset and liability method as identified in SFAS No. 109, "Accounting for Income Taxes (“SFAS No. 109”)". Under this method, deferred income tax assets and liabilities result from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable income and deductions in future years. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

STOCK BASED COMPENSATION
On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment , (“SFAS 123R”). Prior to January 1, 2006, the Company accounted for its share based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based compensation (“SFAS 123”). In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2006, the Company has one employee stock purchase plan, as discussed in Note 16.

FAIR VALUES OF FINANCIAL INSTRUMENTS
The Company’s financial instruments are cash and cash equivalents, restricted cash deposit, accounts receivable, accounts payable, and notes payable. The recorded values of cash and cash equivalents, restricted cash deposit, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable approximate their fair values, as interest approximates market rates.

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

COMPREHENSIVE INCOME (LOSS)
Translation adjustments related to the Company’s foreign operations are included in other comprehensive income and reported separately in stockholders’ deficit. The Company recorded foreign currency translations adjustments of $7,607 and $12,721 as other comprehensive income for the years ended December 31, 2006 and 2005, respectively.

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

EMBEDDED DERIVATIVE LIABILITIES
The variable conversion feature within the 8% Convertible Notes and the 12% Convertible Notes constitutes an embedded derivative, which under SFAS No. 133 needs to be bifurcated from the notes and a separate value calculated and recorded as a liability. The values for the embedded derivative liabilities within each note were derived by a third party financial advisor using standard valuation models for such conversion features. As a result of these valuations, fair values of embedded derivative liabilities of $456,472 for the 8% Notes and $1,298,151 for the 12% Notes were recorded at March 23, 2006. Pursuant to SFAS No. 133, these embedded derivative liabilities are valued at the end of each reporting period, and any changes in the fair values are recorded as gain (loss) on embedded derivative liability in the statement of operations. For the year ended December 31, 2006, the Company recorded a gain on embedded derivative liability of $129,669.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and accounts receivables. As of December 31, 2006, substantially all of the Company’s cash and cash equivalents were held at banks within the United States which management believes are of high credit quality. Concentration of credit risk with respect to accounts receivable is primarily limited to the Company’s merchant clearing its credit card transactions and accounts receivable from its subsidiary from its customer SHOP NBC. Management believes its credit risk is minimal with regards to its merchant receivables and receivable from SHOP NBC.

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

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS
Certain amounts in prior year financial statements have been reclassified to conform to the 2006 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No.155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided that no interim period financial statements have been issued for the financial year. The Company does not expect that the adoption of SFAS No.155 will have a material effect on the Company's financial statements or its results of operations.

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

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“ SAB 108 ”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108 , financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 by the company in 2006 did not have a material impact on the company’s financial statements.

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

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specified that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159. The Company is currently evaluating the expected effect of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

NOTE 5: DISCONTINUED OPERATIONS

On September 1, 2006, the Company determined to discontinue operations of its BIOPRO Asia subsidiary and to liquidate the related assets. Operations were discontinued due to the inability to achieve expected revenue growth and profitability levels. BIOPRO Asia’s revenues are reported in discontinued operations, and for the years ended December 31, 2006 and 2005 were $117,879 and $45,339, respectively. BIOPRO Asia’s net losses, reported in discontinued operations, for the years ended December 31, 2006 and 2005 were $183,148 and $115,045, respectively. Included in these net loss amounts for 2006 is an estimated loss on disposal of assets of $6,109 to write down the related carrying amounts to their fair values less cost to sell. Prior period financial statements for 2005 were restated to present the operations of BIOPRO Asia as a discontinued operation.

The assets and liabilities of the discontinued operations were liquidated as of December 31, 2006, resulting in a loss of $6,109 which is included in net loss from discontinued operations for the year ended December 31, 2006. In the accompanying Balance Sheet at December 31, 2005 these assets and liabilities are presented separately under the captions “Current Assets of discontinued operations,” “Noncurrent assets of discontinued operations,” and “Liabilities of discontinued operations,” respectively, and consisted of the following:

Discontinued Operations	December 31, 2005

Assets
Cash	$14,037
Inventory	61,547
Prepaid	424
Current assets of discontinued operations	76,008

Property and equipment	12,054
Accumulated depreciation	(699)
Deposits	6,293
Non current assets of discontinued operations	17,648
Total assets of discontinued operations	$93,656
Liabilities
Payroll tax liability	$247
Accrued commissions	452
Current liabilities of discontinued operations	699

Total liabilities of discontinued operations	$699

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 6: INTANGIBLE ASSETS

Website development costs are recorded in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Among other provisions, SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Under SOP 98-1, overhead, general and administrative and training costs are not capitalized. Website development costs were amortized over a three-year period and are fully amortized at December 31, 2006.

Sublicense agreement for exclusive right to distribute Channoine Cosmetics products through Direct Sales and marketing in the United States, Canada and Mexico was recorded at historical cost in the amount of $216,667. The sublicense is for five years with five consecutive options to extend the term for additional five year periods at no additional consideration. In May 2002, the Company transferred its distribution rights for the Canadian market to FemOne, Canada in exchange for 3,875 shares of common stock. The transfer was estimated to be 10% of the sublicense agreement for $21,667. This sublicense agreement is being amortized over a 30-year period.

Intellectual property costs are recorded in accordance with SFAS No. 141, "Goodwill and Other Intangibles” (“SFAS No. 141”), which entitles the company to capitalize the costs for the purchase of intellectual property and amortize the costs over the expected life of the asset. Intellectual property is being amortized over a five-year period.

At December 31, 2006 and 2005 the gross carrying amount and accumulated amortization for acquired intangible assets is as follows:

December 31, 2006	Gross Carrying Amount	Accumulated Amortization

Website development	$51,767	$51,767
Sublicense agreement	195,000	30,333
Intellectual Property	53,000	23,850
	$299,767	$105,950

December 31, 2005	Gross Carrying Amount	Accumulated Amortization

Website development	$51,767	$50,535
Sublicense agreement	195,000	23,833
Intellectual Property	53,000	13,250
	$299,767	$87,618

Amortization expense was $18,332 and $27,348 for the years ended December 31, 2006 and 2005, respectively. The aggregate amortization expense over the next five succeeding years is estimated as follows:

Year Ending	Aggregate
December 31,	Amortization Expense
2007	17,100
2008	17,100
2009	14,450
2010	6,500
2011	6,500

NOTE 7: SALES TAX PAYABLE

The Company has collected sales tax from distributors in all states where there were taxable sales. However, the Company has not timely filed and paid all taxes due in all states for which it has collected taxes other than in California. Accrued state sales taxes other than California, inclusive of an estimate of potential penalties and interest, are reflected as Sales tax payable in the balance sheets at December 31, 2006 and 2005, and were $682,417 and $248,285, respectively.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 8: NOTES PAYABLE

The Company has convertible notes payable and other notes payable outstanding at December 31, 2006. As of December 31, 2006 and
December 31, 2005, convertible notes payable were as follows:

	December 31, 2006	December 31, 2005
8% Convertible Notes
Convertible notes payable	$1,500,000	$1,500,000
Discount on convertible notes	(300,832)	(1,250,000)
Convertible notes payable ,net	$1,199,168	$250,000

12% Convertible Notes:
Convertible notes payable	$1,941,833	$2,194,470
Discount on convertible notes	-	(766,965)
Convertible notes payable ,net	$1,941,833	$1,427,505
Total Convertible notes payable, net	$3,141,001	$1,677,505

Defaults on Convertible Notes

At December 31, 2006, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

On November 16, 2005, the Company received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the 12% convertible note agreements. The Notice called for the immediate payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice. On February 15, 2006, the note holders filed a lawsuit against the Company for default under the 8% Notes and the 12% Notes (collectively the “Notes”) agreements. On March 23, 2006, this lawsuit was discontinued without prejudice after the Company amended the Notes to make changes to certain terms regarding conversion rate, warrant pricing and warrant expiration date. These amendments to the Notes did not cure the default.

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments on the 12% Notes of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $591,952 at December 31, 2006. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for any trading day within the month is less than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the outstanding principal, interest, and additional penalties. As of December 31, 2006, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal, interest, and penalty balances would be approximately $8.1 million. As of March 30, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under the Notes could result in the note holders foreclosing on all of the Company’s assets.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 8: NOTES PAYABLE (CONTINUED)

In order to cure the defaults, the Company would need to raise additional capital, file a registration statement, and obtain shareholder approval to increase the number of authorized shares. Until such time as the Company is able to raise additional capital it will not be able to file the registration statement. The company will attempt to obtain shareholder consent from more than 50% of the voting shares without a formal shareholder meeting, however, in the event this is not possible, then the company would need to undertake the expense of holding a shareholder meeting. A shareholder meeting is contingent upon, among other things, raising additional capital.

Under the agreements for the 12% Notes, we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements, which the Company did. However, in 2005, all of the available shares registered under this registration statement in connection with the conversion of notes were issued to the holders of the 12% Notes. There was no further registration statement filed to register additional shares issuable upon conversion of the outstanding balance of the 12% Notes, as was required under the agreements. For every month that the Company did not have in place an effective registration statement, a penalty of 2% per month on the outstanding principal balance is payable.

Under the terms of the Notes, we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. During 2005 and 2006, there were certain months when this requirement was not met. Under the agreements, the Company owes 3% of the outstanding principal and interest balances of the Notes for every month in which it failed to comply.

Amounts accrued for the 2% penalty and the 3% liquidating damages, totaled $2,040,528 and $802,322 at December 31, 2006 and 2005, respectively. See Note 4.

At December 31, 2006, since the Company is in default on both the 8% and 12% convertible note agreements, the convertible notes payable, net balance of $3,141,001 which is comprised of outstanding principal and debt discount balances at December 31, 2006 of $3,441,833 and $300,832 respectively, has been classified as a current liability. The outstanding aggregate principal and debt discount balances at December 31, 2005 were $3,694,470 and $2,016,965.

8% Convertible Notes and Warrants

On June 30, 2005, the Company received gross proceeds of $1,500,000 from the sale of 8% Notes and Warrants.

Under the original terms of the 8% Note agreements, the 8% Notes expire three years from the date of issuance and are convertible into shares of common stock of the Company at a conversion price equal to the lower of (1) the Applicable Percentage as defined in the convertible notes at 50% times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.40. Until such time as they are converted or repaid, the 8% Notes are secured together with the 12% Notes, described below, by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Our obligations under the 8% Notes are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the 8% Notes, the Company issued 44,000,000 stock purchase warrants, at an exercise price of $0.25 per share exercisable for five years from the date of issuance.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 8: NOTES PAYABLE (CONTINUED)

The Company determined the fair value of the warrants issued in connection with the original 8% Notes agreements using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $634,306. The recorded debt discount was being amortized as non-cash interest expense over the term of the debt. During year ended December 31, 2005, the Company had recorded interest expense of $105,718 resulting from the debt discount amortization.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $865,694 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature was being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2005, the Company had recorded interest expense of $144,282, resulting from the debt discount from the amortization of the beneficial conversion feature.

At December 31, 2005, the remaining debt discount balances attributable to the warrants and beneficial conversion feature were $528,588 and $721,412, respectively, and the outstanding principal balance on the 8% Notes was $1,500,000.

On March 23, 2006 the Convertible Note Agreements were amended to change the Applicable Percentage, as defined in the convertible Notes from 50% to 40%. On March 31, 2006, the Warrant agreements were amended to change the exercise price to $0.06 for 14,666,667 warrants, $0.15 for 14,666,667 warrants and $0.20 for 14,666,666 warrants. The term of the warrants was extended to March 31, 2011. In connection with the amendment to the Convertible Note Agreements, the Company determined that the modification of terms met the requirements of Emerging Issue Task Force (“EITF”) Issue 96-19, “Debtors Accounting For a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) of an exchange of debt with substantially different terms and accordingly has deemed the debt to be extinguished as of March 23, 2006, and replaced with new debt on that date.

In connection with the amendment and recording the extinguishment of the original 8% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record the discount related to the fair value of the embedded conversion feature and corresponding derivative liability totaling $456,472, in accordance with SFAS No. 133, “Accounting for Derivatives” (“SFAS No. 133”). The loss on extinguishment the Company recorded of $1,330,649 is calculated based on the write-off of $1,137,097 in unamortized discounts, $124,242 in unamortized prepaid financing costs, $174,898 of the incremental fair value of the amended warrants, offset by the non-cash benefit of the beneficial conversion feature buyback for $105,588. This loss on extinguishment is further offset by the $1,280,359 gain on extinguishment of the 12% Notes (as described under 12% Convertible Notes and Warrants below) for an aggregate net loss on extinguishment of $50,290. The new discount related to the embedded conversion feature is being amortized as non-cash interest expense over the remaining term of the debt. During the twelve months ended December 31, 2006 the Company recorded interest expense of $268,343, resulting from the debt discount amortization on the 8% Notes. At December 31, 2006, the remaining debt discount balance was $300,832 and the outstanding principal balance on the 8% Notes was $1,500,000. See Notes 4 and 21.

12% Convertible Notes and Warrants

Between July and October 2004, the Company received aggregate gross proceeds of $3,000,000 from the sale of 12% Notes and Warrants (the “Warrants”).

The Company recorded prepaid interest and prepaid financing costs related to the $3,000,000 of 12% Notes totaling $240,000 and $429,899, respectively. As of December 31, 2006, $240,000 of prepaid interest had been expensed and $429,899 of prepaid financing costs had been expensed. The 12% Notes expired between July and October 2006, and are convertible into shares of common stock of the Company at a conversion price initially equal to the lower of (1) the Applicable Percentage as defined in the convertible notes at 50% times the average of the three lowest intraday trading prices for the Company’s common stock as quoted by the OTCBB during the 20 days prior to the date of conversion, or (2) a fixed price of $0.75. Each 12% Note includes three (3) warrants to purchase common stock, as described below. Until such time as they are converted or repaid, the 12% Notes are secured by a first lien upon the assets of the Company under a Security Agreement covering all of the Company’s tangible and intangible assets. Its obligations are further guaranteed by a Guarantee and Pledge Agreement with the principal officers of the Company, who have pledged 50% of their individual stock holdings as collateral for the convertible note obligations. In connection with the issuance of the 12% Notes, the Company issued 9,000,000 stock purchase warrants, at an exercise price of $0.37 per share exercisable for five years from the date of issuance.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 8: NOTES PAYABLE (CONTINUED)

The Company determined the fair value of the warrants issued in connection with the original 12% Notes agreements using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company recorded debt discount and additional paid in capital in the amount of $1,025,907. The recorded debt discount was being amortized as non-cash interest expense over the term of the debt. During year ended December 31, 2005, the Company had recorded interest expense of $541,455 resulting from the debt discount amortization.

As the effective conversion price of the notes on the date of issuance was below the fair market value of the underlying common stock, the Company recorded additional debt discount in the amount of $1,974,093 in connection with the beneficial conversion feature of the notes. The debt discount recorded as a result of the beneficial conversion feature was being amortized as non-cash interest expense over the term of the debt. During the year ended December 31, 2005, the Company had recorded interest expense of $1,014,442, resulting from the debt discount from the amortization of the beneficial conversion feature.

The aggregate total of the debt discount of the warrants and the effective conversion price of the notes at issuance was $3,000,000. From October 2004 through December 31, 2005, the Company issued 71,080,000 shares of its common stock for the conversion of total principal on the 12% Notes of $719,839, which is recorded net of related debt issuance costs totaling $85,691. Between January 1, 2005 and December 31, 2005, 66,080,000 of these shares were issued for the conversion of $553,000 of principal which is recorded net of related prepaid financing costs totaling $57,730.

At December 31, 2005, the remaining debt discount balances attributable to the warrants and beneficial conversion feature were $214,421 and $552,544, respectively, and the outstanding principal balance on the 12% Notes was $2,194,470.

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

In connection with the amendment and recording the extinguishment of the original 12% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record the discount related to the fair value of the embedded conversion feature and corresponding derivative liability totaling $1,298,151, in accordance with SFAS No. 133, “Accounting for Derivatives” (“SFAS No. 133”). The gain on extinguishment the Company recorded of $1,280,359 is calculated based on the write-off of $516,663 in unamortized discounts, $67,189 in unamortized debt issuance costs, $89,698 of the incremental fair value of the amended warrants, offset by the non-cash benefit of the beneficial conversion feature buyback for $1,953,909. This gain on extinguishment is further offset by the $1,330,649 loss on extinguishment of the 8% Notes (as described under 8% Convertible Notes and Warrants above) for an aggregate net loss on extinguishment of $50,290. The new discount related to the embedded conversion feature is being amortized as non-cash interest expense over the remaining term of the debt. During the twelve months ended December 31, 2006 the Company recorded interest expense of $1,548,543, resulting from the debt discount amortization on the 12% Notes. At December 31, 2006, the debt discount balance had been fully amortized to zero and the outstanding principal balance on the 12% Notes was $1,941,833. See Notes 4 and 21.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 8: NOTES PAYABLE (CONTINUED)

As explained in the Defaults on Convertible Notes above, the Company failed to make the scheduled principal payments of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Between July 27, 2006 and December 31, 2006, the Company has issued 104,000,000 shares of common stock from the conversion of $252,637 in principal on the matured convertible notes. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act. As of December 31, 2006, the balance remaining on this matured convertible note is $141,833.

Under the terms of the 12% Notes we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements. The Registration Statement on Form SB-2 was declared effective on September 9, 2004 registering 75,167,857 shares of common stock underlying the 12% Notes and warrants. To date, all of the shares registered under this registration statement in connection with the conversion of convertible notes have been issued to the holders of the 12% Notes. Based on our current stock price, it is necessary for us to file a registration statement to register additional shares to allow for conversion under the 12% Notes and exercise of the warrants as early as possible after we have obtained shareholder approval to file an amendment to our Articles of Incorporation to increase our authorized number of shares.

Notes Payable -- Other

At December 31, 2006, Notes Payable Other of $230,605, represents a short term note payable and an insurance financing obligation. On October 24, 2006, the Company received cash proceeds of $200,000 pursuant to the terms of a promissory note payable to Sujon Limited. Under the terms of the note, the principal balance plus a premium equal to 2,000,000 restricted common shares of ACTIS Global Ventures, Inc. and an interest rate of twelve percent per annum would be due and payable on or before February 18, 2007. The restricted shares would have piggyback registration rights. Effective February 18, 2007, the Company and Sujon Limited entered into an amendment to the $200,000 promissory note extending the due date of the note from February 18, 2007 to April 2, 2007. Effective April 2, 2007, the agreement was further amended to extend the due date to June 4, 2007. The amendment further provided that upon Sujon Limited signing the second amendment, the Company would make a $25,000 payment to be applied against the existing principal leaving a balance due of $175,000 plus interest from the date of the note. This amendment also requires the issuance of an additional 1,000,000 shares of restricted stock. No other terms of the agreement were modified. In February 2007, the Company issued the 2,000,000 restricted shares of common stock as required under the agreement.

In addition, the Company financed approximately $30,600 of its product liability insurance premium under an agreement requiring monthly payments of $3,401 from January 2007 through September 2007.

NOTE 9:  DERIVATIVE LIABILITIES

Warrant Derivative Liability
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

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero (both years), expected stock price volatility of 185.44% (2006) and 114.42% (2005), risk free interest rate of 4.53% (2006) and 4.39% (2005) and a remaining contractual life of 4.25 years in 2006, and ranging from 3.57 to 4.50 years (2005), the aggregate fair values of the warrant derivative liability at December 31, 2006 and 2005 were determined to be $165,655 and $219,489, respectively. Based on these revaluations, the Company has recorded non-cash gains for the years ended December 31, 2006 and 2005 of $318,431 and $1,440,723, respectively, with corresponding decreases in the warrant derivative liability recorded at the times of revaluation.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 9: DERIVATIVE LIABILITIES (CONTINUED)

Embedded Derivative Liability
The variable conversion feature within the 8% Convertible Notes and the 12% Convertible Notes constitutes an embedded derivative, which under SFAS No. 133 needs to be bifurcated from the notes and a separate value calculated and recorded as a liability. The values for the embedded derivative liabilities within each note were derived using standard valuation models for such conversion features. As a result of these valuations, fair values of embedded derivative liabilities of $456,472 for the 8% Notes and $1,298,151 for the 12% Notes were recorded at March 23, 2006. Pursuant to SFAS No. 133, these embedded derivative liabilities are valued at the end of each reporting period, and any changes in the fair values are recorded as gain (loss) on embedded derivative liability in the statement of operations. During 2006, due to conversions on the 12% Notes, $156,699 of the embedded derivative liability was reclassified to additional paid in capital. For the year ended December 31, 2006, the Company recorded a gain on embedded derivative liability of $129,669.

NOTE 10: DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad, California. The lease agreement allowed for two months free rent for the second and third months of the lease. The lease further allows for increases in the monthly payments annually during the term of the lease. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. The lease allowed for four months free rent for the initial four months of the lease. At December 31, 2006, and 2005, the Company had recorded deferred rent related to these agreements in the amount of $55,546 and $51,435, respectively.

NOTE 11: INVESTMENT IN AFFILIATE

At December 31, 2006 the Company has a 38.75% equity investment in FemOne Canada. In May, 2002, the Company assigned the Canada distribution rights to Channoine, 2SIS and the FemOne brand to FemOne Canada in exchange for 3,875 shares of common stock, originally a 38.75% equity investment. In 2002, the Company recorded $98,417 as an equity investment in affiliate. In July 2003 the Company transferred 875 shares of FemOne, Canada common stock to Mr. Page, having a nominal value, reducing the equity interest to 30%. In December 2004, Mr. Page returned 875 shares to FemOne, having a nominal value, increasing the equity interest to 38.75%.

The summarized unaudited financial information of FemOne Canada for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Assets	$159,000	$159,000
Liabilities	(383,000)	(476,000)
Deficit	$(224,000)	$(317,000)

	2006	2005

Revenues	$1,972,000	$1,071,000
Net profit (loss)	$95,000	$26,000

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 11: INVESTMENT IN AFFILIATE (CONTINUED)

As a result of recording losses from FemOne Canada the recorded value of the Company's investment in FemOne Canada was reduced to zero at December 31, 2003. Accordingly, the Company discontinued applying the equity method during 2003, resulting in the non-recognition of additional cumulative losses through December 31, 2004 of $73,416. The Company will resume the application of the equity method once its share of FemOne Canada's net income equals the total of the net losses not recognized during the period the equity method was suspended. The Company’s 38.75% portion of the net income for 2006 and 2005 is $36,708 and $9,917, respectively, which will be offset against the net losses not previously recognized.

NOTE 12: MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At December 31, 2006 and December 31, 2005, minority interest in the equity of the subsidiaries is $91,090 and $52,279, respectively. The minority interest for the years ended December 31, 2006 and December 31, 2005, relative to the 49% minority interest in the income of the subsidiary was $38,811 and $8,756, respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for 2006 and 2005 has been included in the consolidated loss for the periods. See "Certain Relationships and Related Party Transactions".

NOTE 13: COMMON STOCK

The shares of common stock of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.
On April 15, 2005, the Company issued 7,575,758 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $250,000, and on May 13, 2005, the Company issued 5,000,000 shares of common stock to Ray W. Grimm, Jr. as payment of shareholder loans in the amount of $100,000.

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

On March 17, 2006, the Company issued 42,673,267 shares of stock to Ray W. Grimm, Jr. as repayment of shareholder loans and accrued interest of $411,733 and $15,000 of deferred salaries, and on that same date the Company issued 2,804,804 shares of stock to Alfred Hanser as repayment of shareholder loans and accrued interest of $3,048 and $25,000 of deferred salaries. On March 17, 2006, the Company issued 100,000 shares of stock to Joseph Caracciolo as compensation for his continued service to the board of directors. The Company recorded compensation expense of $4,100 related to this issuance.

During the year ended December 31, 2006, the Company issued an aggregate of 104,000,000 shares of common stock for conversion of $252,637 in principal of convertible notes payable.

On August 1, 2006, the Company entered into consulting agreements with a consultant to assist the Company in its financing and investor relations programs. The consultant will receive as compensation for their services a total of 25,000,000 shares of restricted common stock and warrants to acquire 2,000,000 shares of common stock at $0.10 per share through August 4, 2011. For the year ended December 31, 2006, the Company recorded non-cash compensation expense of $378,957. This includes the expense related to the fair value of 8,333,333 shares earned in September 2006 and amortization of the remaining fair value of the restricted shares and warrants. The fair value of 16,666,667 restricted common shares and warrants to purchase 2,000,000 common shares are being amortized pro rata over the twelve month service period of the agreement. Unrecognized compensation expense of $253,574 will be recognized over the remaining seven month term of the respective agreement. The Company also issued 2,000,000 shares of restricted common stock as partial consideration for consulting services performed under a consulting agreement, and may be required to issue additional shares if outstanding warrants are exercised. The Company recorded compensation expense of $8,000 related to the issuance of these 2,000,000 restricted shares. See Notes 12 and 20.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 14: SHARES RESERVED FOR ISSUANCE

At December 31, 2006 and 2005, the Company has reserved shares of common stock for issuance as shown below:

	2006	2005

Shares reserved for retirement of shareholder loans	-	41,478,071
Shares reserved for payment of deferred salaries	-	4,000,000
Shares underlying warrants	56,850,000	53,250,000
Shares underlying convertible debt	4,947,871,043	960,281,840
Shares underlying stock option plan	7,033,710	7,013,710
Shares reserved for compensation, fees and services	33,448,513	448,513
	5,045,203,266	1,066,472,134

Under the terms of both the 12% Notes and 8% Notes, together with their ancillary agreements, (collectively referred to as the “Notes”), we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days, times 40%. At December 31, 2006, the conversion price was $0.000853. The total number of shares which we are required to have on reserve against the conversion of the Notes and exercise of the warrants is 9,637,113,716, which is greater than the number of authorized shares of common stock of 5,000,000,000. Under the terms of the Notes, the note holders could require us to pay a penalty to the note holders until the date on which such default is cured. See Note 18.

Shares reserved for issuance underlying convertible debt at December 31, 2006, assume conversion of $3,441,833 of principal and $773,936 of accrued interest outstanding at December 31, 2006 at the approximate conversion price as of December 31, 2006 of $0.000853 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2005, assume conversion of $3,694,470 of principal and $271,494 of accrued interest outstanding at December 31, 2005 at an approximate conversion price at that date of $0.00413 per share.

In connection with shares reserved for issuance as compensation, the Company recorded compensation expense and additional paid in capital during 2004 of $139,599 related to an agreement with Steven Page, president of FemOne Canada in consideration for his role related to business development and marketing. In addition, 33,000,000 shares are reserved for the future issuance of common stock pursuant to two agreements with third parties to provide services to the company as described in Note 15.

NOTE 15: WARRANTS

Common Stock Warrants

During 2004, the Company issued 10,250,000 stock purchase warrants exercisable into a like number of shares of its common stock at exercise prices ranging from $0.37 to $0.50 per share with a five year life. Of the total warrants issued, 9,000,000 of the warrants were issued in connection with the 12% convertible notes as described in Note 6 .

During 2005, in connection with the sale of 8% Convertible Notes describe in Note 6, the Company issued 44,000,000 stock purchase warrants exercisable into a like number of shares of its common stock at an exercise price of $0.25 per share. The warrants had a five year life.

On March 31, 2006, the Company entered into an amendment to the Warrant Agreements underlying the 8% and 12% Notes in aggregate of 53,000,000, where the Company amended the exercise price to 17,666,667 shares exercisable at $0.06 per share; 17,666,667 exercisable at $0.15 per share and 17,666,666 at $0.20 per share. The term of the warrants was extended to March 31, 2011.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 15: WARRANTS (CONTINUED)

On August 1, 2006, the Company entered into agreements with a consultant to assist the Company in its financing and investor relations programs. The consultant will receive as compensation for their services a total of 25,000,000 shares of restricted common stock and warrants to acquire 2,000,000 shares of common stock at $0.10 per share through August 4, 2011.

Effective November 1, 2006, the Company entered into a consulting agreement under which a consultant was granted 2,000,000 restricted shares of common stock and will be entitled to receive up to 8,000,000 warrants to purchase shares of the Company’s stock. The warrants allow for the purchase of shares of our common stock at a strike price of $0.003 per share. The warrants have a five year life from date of issue. The agreement is initially for one year with up to four one-year renewals. At the end of each one-year period, if the agreement is renewed for the next year, the consultant will have vested in 1,500,000 warrants. If the consultant achieves enrolling the milestone number of independent distributors of a certain level he will vest earlier in up to 100,000 warrants per milestone achieved. In addition, if two additional revenue-based performance milestones are achieved in 2007, the consultant could be issued and vest in up to 1,000,000 more warrants for each milestone achieved. In 2006, we fully recognized expense for the $8,000 fair value of the 2,000,000 restricted shares awarded at contract signing. In addition, we recognized approximately $1,000 of compensation expense for the two month service period ended December 31, 2006. This represents amortization over a twelve-month period beginning November 1, 2006, of the $5,800 fair value of the 1,500,000 warrants the Company believes will vest based on the probable renewal of the agreement on November 1, 2007, plus $400 of expense for 100,000 warrants vested by achieving enrollment performance milestones through December 31, 2006.

Warrants

The warrant activity for the year ended December 31, 2006, is summarized below:

	Warrants	Weighted Average Exercise Price
Outstanding warrants at the beginning of the period	53,250,000	$0.27
Granted	3,600,000	$0.06
Original warrants amended March 31, 2006	(53,000,000)	$0.27
New warrants as amended March 31, 2006	53,000,000	$0.14
Exercised	-	-
Forfeited	-	-
Outstanding warrants at the end of period	56,850,000	$0.13

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.003 - $0.1	21,266,666	4.33	$0.06	21,266,666	$0.06
$0.15 - $0.20	35,333,334	4.25	$0.18	35,333,334	$0.18
$0.50	250,000	2.01	$0.50	250,000	$0.50
	56,850,000	4.03	$0.13	56,850,000	$0.13

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 16: STOCK BASED COMPENSATION

In January, 2003, the Company’s Board of Directors, adopted the 2003 Stock Option/Issuance Plan ("2003 Plan"), which was approved by the Company's shareholders on January 7, 2003.

In November 2004, the Company's shareholders approved the adoption of its Stock Purchase Plan authorizing up to 3,700,000 options available for grant to employees and consultants transferring all issued and outstanding stock options under the 2003 Stock Option/Issuance Plan. In January 2005, the plan was amended and our shareholders approved increasing the total options available for grant to 12,500,000.

Option awards are generally granted with an exercise price equal to the market price of the company’s stock at the date of grant; those option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the plan).

The compensation cost that was charged to expense for this plan was $14,609 and $14,052 for the years ended December 31, 2006 and 2005, respectively. Due to the net operating losses incurred since inception, no income tax benefit has been reflected in the statements of operations for the years ended December 31, 2006 and 2005.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock. The Company has never had any options exercised since inception of the plan. No terminations are estimated in the model due to lack of historical data. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2006	2005
Expected volatility	158%-164%	115%
Weighted-average volatility	163%	115%
Expected dividends	0%	0%
Expected term (in years)	.33 - 5.0	5.0
Risk-free interest rate	4.9% - 5.0%	4.4%

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

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 16: STOCK BASED COMPENSATION (CONTINUED)

Stock option activity for the year ended December 31, 2006 and 2005 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,492,906	$0.22
Issued	6,475,000	$0.01
Cancelled	(1,954,196)	$0.26
Exercised	--	--
Outstanding at December 31, 2005	7,013,710	$0.02
Issued	82,500	$0.03
Cancelled	(62,500)	$0.03
Exercised	--	--
Outstanding at December 31, 2006	7,033,710	$0.02	8.76	-0-
Exercisable at December 31, 2006	6,360,819	$0.016	7.93	-0-

The weighted-average grant-date fair values of options granted during the years ended December 31, 2006 and 2005 were $0.015, and $0.008, respectively. No options were exercised during the years ended December 31, 2006 and 2005.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the years ended December 31, 2006 and 2005, is presented below:

	Nonvested Shares	Weighted-average Grant-Date Fair Value
Nonvested at January 1, 2005	200,190	$0.28
Granted	6,475,000	$0.008
Vested	(5,541,837)	$0.011
Forfeited	-	-
Nonvested at December 31, 2005	1,133,353	$0.040
Granted	82,500	$0.015
Vested	(480,462)	$0.047
Forfeited	(62,500)	$0.011
Nonvested at December 31, 2006	672,891	$0.035

As of December 31, 2006 there was $14,717 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.63 years. The total fair value of shares vested during the years ended December 31, 2006 and 2005, was $14,609 and $44,938, respectively.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 16: STOCK BASED COMPENSATION (CONTINUED)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	8.98	$0.01	5,868,839	$0.01
$0.03 - $0.50	558,710	6.20	$0.09	491,980	$0.08
	7,033,710			6,360,819

Prior to the adoption of SFAS 123R, the Company accounted for its employees stock based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock Based Compensation - Transition and Disclosure” as if the fair value method had been applied. For purposes of pro forma disclosures, the value of the options is estimated using a Black-Scholes option pricing formula and amortized to expense over the options’ vesting periods.

The following pro forma information sets forth our net income assuming that we had used the SFAS 123 fair value method in accounting for employee stock options during the year ended December 31, 2005;

Year ended December 31, 2005

Net Loss
As reported	$(3,870,122)
SFAS No. 123 effect	(168,621)
Pro forma net loss	$(4,038,743)
Net loss per share, basic and diluted
As reported	$(0.05)
Pro forma	$(0.06)
Basic and diluted shares outstanding	72,104,412

NOTE 17: RELATED PARTY TRANSACTIONS

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

NOTES PAYABLE
At December 31, 2005, the Company had Promissory Note agreements with Mr. Ray W. Grimm, Jr. and Mr. Alfred Hanser. Such notes accrued interest at a rate of 8% per annum. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to convert their outstanding shareholder loans into common stock. As of December 31, 2005, our obligations to Mr. Grimm and Mr. Hanser for the principal and accrued interest on these stockholder loans was $411,733 and $3,048, respectively. As of December 31, 2005, we had reserved for issuance 41,478,071 shares of common stock to issue pursuant to these agreements. On March 17, 2006, the Company issued 42,673,267 shares of stock to Ray W. Grimm, Jr. as repayment of shareholder loans and accrued interest of $411,783 and $15,000 of deferred salaries owed to Mr. Grimm.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 17: RELATED PARTY TRANSACTIONS (CONTINUED)

On March 17, 2006, the Company issued 2,804,804 shares of stock to Alfred Hanser as repayment of shareholder loans and accrued interest of $3,048 and $25,000 of deferred salaries. During 2006, Mr. Grimm loaned the Company $93,000, of which, at December 31, 2006, the Company was indebted to Mr. Grimm in the amount of $35,000 for a non-interest bearing loan due on demand. See Note 21.

In September 2006, an entity affiliated with Mr. Joseph Caraciolo, a member of our Board of Directors and stockholder, loaned the company a total of $100,000 in two separate loans. At December 31, 2006, both loans plus accrued interest of $608 had been repaid.

In November 2006, Mr. Page made a $38,016 loan to SRA marketing at 8% interest. This loan is payable on demand subject to available cash funds.

DEFERRED COMPENSATION
Mr. Grimm and Mr. Hanser, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. In May 2005, Mr. Hanser’s deferred salaries were reduced by $17,500 through the issuance of 566,920 shares of common stock representing net payment of $15,555. On December 21, 2005, Mr. Grimm and Mr. Hanser agreed to have deferred salaries of $15,000 and $25,000, respectively, be paid through the issuance of common stock. As of December 31, 2005, the Company had reserved 4,000,000 shares for this issuance. As of December 31, 2005, Mr. Grimm and Mr. Hanser had deferred salaries due of $57,516 and $31,610, respectively. In 2006, Mr. Grimm and Mr. Hanser were paid $13,389 and $31,610, respectively, of their 2005 deferred salaries. In 2006, Mr. Grimm and Mr. Hanser deferred payment of $65,000 and $44,750, respectively, of their 2006 salaries. As of December 31, 2006, deferred salaries of $108,827 and $44,750 were owed to Mr. Grimm and Mr. Hanser, respectively. Additionally, Mr. Grimm and Mr. Hanser have deferred their accrued bonuses of $126,451 and $57,332, respectively. Mr. Hanser is also owed commission of $46,035 at December 31, 2006, and also as of that date Mr. Grimm and Mr. Hanser were owed accrued compensation from SRA Marketing of $14,400 and $36,940 respectively. See Note 21.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the years ended 2006 and 2005, the Company recorded Sales to Canada for their inventory purchases of $316,256 and $146,333, respectively. As of December 31, 2006, the Company owed FemOne Canada $18,267.

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

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 17: RELATED PARTY TRANSACTIONS (CONTINUED)

SRA MARKETING
In December 2004, we formed the subsidiary SRA Marketing to market products using Direct Response Television Shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. ACTIS Global Ventures, Inc. holds 51% ownership in SRA Marketing, Mr. Page's company, ROSTCO, holds the remaining 49%. Currently, we are negotiating definitive shareholder's agreements and long-term management agreements with ROSTCO, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those Agreements are not yet in effect. As of December 31, 2006 and 2005, there were outstanding shareholder loans due to Mr. Steven Page and ROSTCO from SRA Marketing of $38,016 and $39,150, respectively.

SUBLICENSE AGREEMENT WITH ALFRED HANSER
In May 2002, the Company entered into a sublicense agreement with Alfred Hanser for the exclusive right to distribute CHANNOINE® Cosmetics products through Direct Sales and network marketing in the United States, Canada and Mexico. In exchange for this sublicense, FemOne issued shares of common stock equivalent to the cost of the license agreement which was $216,667. The sublicense agreement is effective for an initial term of five years, and includes five consecutive options to extend the term for additional five year periods (for a total term of thirty years), for no additional consideration. The shares of common stock underlying this agreement were issued by the privately held FemOne California. In connection with the merger transaction, Mr. Hanser received 323,356 shares of common stock for his percentage of holdings in the California corporation on the date of the merger and his participation in the prorated share allocation of 1,000,000 shares to the California shareholders. In December 2004, Mr. Hanser transferred the rights to the Direct Response Television Shopping channel to the Company.

CHANNOINE LLC.
Mr. Alfred Hanser, who serves as a member of our Board of Directors, is President of the Company, and the sublicensor of our distribution rights for the Channoine product line, also serves as General Manager of Channoine LLC, a position he already held (and ACTIS was aware of) before joining ACTIS (formerly FemOne, Inc.) in 2002. Channoine LLC has been the official importer of record for all CHANNOINE products in North America since 1999 and it is listed as such on CHANNOINE product packaging. As such, beginning in the fourth quarter of 2006, SRA Marketing began ordering and paying for inventory purchases directly through Channoine LLC, rather than through the Channoine parent company in Europe (Channoine Cosmetics AG, or CCAG) as had previously been the case. Total payments made by SRA Marketing in 2006 to Channoine LLC were $216,986. Channoine LLC pays CCAG for any North American inventory purchases.

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

BIOPRO TECHNOLOGY SOUTH AFRICA, PTY, LTD - In March 2006, the Company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd to market the products of BIOPRO Technology in South Africa. ACTIS owns 100% of the outstanding shares of BIOPRO Technology South Africa.

FAMILY RELATIONSHIP
Since November 2003, certain members of Mr. Grimm's immediate family received compensation from the Company. During the years ended December 31, 2006 and 2005, they were paid commissions of $226,635 and $206,577, respectively.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 18: COMMITMENTS AND CONTINGENCIES

DEFAULT ON CONVERTIBLE NOTES PAYABLE
At December 31, 2006, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

On November 16, 2005, the Company received a Notice of Default from our holders of the 12% convertible notes (“Notice”). The Notice formally advised the Company that it is in default on certain obligations under the convertible 12% Note agreements. The Notice called for the immediate payment of the Mandatory Prepayment Amount, as defined in the convertible note agreements, and any other sums due to the note holders at the time of the Notice.  On February 15, 2006, the Note Holders filed a lawsuit against the Company for default under the 8% Notes and the 12% Notes (collectively “the Notes”) agreements. On March 23, 2006, this lawsuit was discontinued without prejudice after the Company amended the Notes to make changes to certain terms regarding conversion rate, warrant pricing and warrant expiration date. These amendments to the Notes did not cure the default.

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments of $394,470 on July 23, 2006, $800,000 on September 15, 2006 and $1,200,000 on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $591,952 at December 31, 2006. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for every trading day within the month is not greater than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. The Company estimates that these additional penalties totaled $2,040,528 and $802,322 at December 31, 2006 and 2005, respectively. As of December 31, 2006, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal and interest balances would be approximately $5.3 million. As of March 30, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under either Note could result in the note holders foreclosing on all of the Company’s assets.

In order to cure the defaults, the Company would need to raise additional capital, file a registration statement and obtain shareholder approval to increase the number of authorized shares. Until such time as the Company raises additional capital it will not be able to file the registration statement. The company will attempt to obtain shareholder consent from more than 50% of the voting shares without a formal shareholder meeting, however, in the event this is not possible, then the company would need to undertake the expense of holding a shareholder meeting. A shareholder meeting is contingent upon, among other things, raising additional capital.

EMPLOYMENT AGREEMENTS AND DEFERRED COMPENSATION - OFFICERS
In June 2002, the Company entered into employment agreements with Ray W. Grimm, Jr. (CEO) and Alfred Hanser (President.) The agreements provide for the continuing services of Mr. Grimm and Mr. Hanser for five years at a salary scale that is tied directly to total revenues. If either executive is terminated without cause, or is terminated within twelve months of a change of control of the Company, in both cases as defined in the agreement, they are entitled to two years salary, plus twenty-four months of accrued bonus based on the average monthly bonus of the previous six months immediately prior to termination.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 18: COMMITMENTS AND CONTINGENCIES (CONTINUED)

Mr. Grimm and Mr. Hanser, from time to time, have elected to defer payment of a portion of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of December 31, 2005, deferred salaries of $57,516 and $31,610 were owed to Mr. Grimm and Mr. Hanser, respectively. In 2006, Mr. Grimm and Mr. Hanser deferred payment of $65,000 and $44,750, respectively, of their 2006 salaries. As of December 31, 2006, deferred salaries of $108,827 and $44,750 were owed to Mr. Grimm and Mr. Hanser, respectively. Additionally, Mr. Grimm and Mr. Hanser have deferred their accrued bonuses of $126,451 and $57,332, respectively. Mr. Hanser is also owed commission of $46,035 at December 31, 2006, and also as of that date Mr. Grimm and Mr. Hanser were owed accrued compensation from SRA Marketing of $14,400 and $36,940 respectively. See Note 20.

Mr. Grimm, Mr. Hanser and Mr. Page have contingent compensation of approximately $80,000 which may be payable in the future under certain conditions. Payment of this compensation is contingent upon SRA Marketing having sufficient cash flow to pay the amounts and further provided that the SRA Marketing Board of Directors, comprised of Mr. Grimm, Mr. Page and Mr. Hanser, formally authorizes this payment. Due to the uncertainty of the future payment, this contingent liability has not been accrued in the financial statements at December 31, 2006.

OPERATING LEASES
The Company has operating leases for its facilities as follows:

United States
On August 1, 2005, the Company entered into a non-cancelable five-year operating lease for its executive office and warehouse location. The Company received two months free rent under this lease agreement, and has secured the agreement with a security deposit of $135,000. Prior to August 2005, the Company was leasing on a month to month basis its corporate office and warehouse facility. Rent expense was $294,580 and $173,064 for 2006 and 2005, respectively. During 2005, the Company received two months free rent equal to approximate cash savings of $40,358. See Note 10.

Australia
BIOPRO Australasia entered into a 39 month non-cancelable operating lease for its offices in Melbourne Australia. BIOPRO Australasia received three months free rent under this lease agreement and has secured the agreement with a lease deposit of AUD 11,500. Rent Expense was $33,670 and $21,425 for the years ended December 31, 2006 and 2005, respectively. During 2005, BIOPRO Australia received three months free rent equal to approximate cash savings of $12,600. See Note 10.

South Africa:
In June 2006, BIORO SA entered into a 36-month non cancelable lease for its offices in Johannesburg, South Africa. This lease has a 36- month renewal option at the end of the initial term. Rent expense for the year ended December 31, 2006 was $24,722.

Philippines:
As of December 31, 2006, the lease obligation of $527 for the remaining term of three months for the BIOPRO Asia lease for its executive office facility in Pasig City, was assumed by another company. Rent Expense of $16,332 and $4,844 for the years ended December 31,2006 and 2005, respectively, is included in discontinued operations.

The net minimum lease payments for the facilities leases at December 31, 2006 are as follows:

Year Ending December 31,
2007	$379,856
2008	375,011
2009	338,382
2010	193,011
Total minimum lease payments	$1,286,260

The Company pledges 1/2% of commissionable sales from its products sold through Direct Sales in the United States to Childhelp USA, a charitable organization. Pledges to Childhelp USA were approximately $38,311 and $27,192 for 2006 and 2005, respectively.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 19: INCOME TAXES

The provision (benefit) for income taxes in 2006 and 2005 consists of the following:

	December 31,
	2006	2005
Current:
Federal	$--	$--
State	1,600	1,600
Totals	$1,600	$1,600

Deferred:
Federal	$--	$--
State	--	--
Totals	$--	$--
	$1,600	$1,600

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 and December 31, 2005 are shown below. A valuation allowance has been recognized to offset the deferred tax assets as realization of such assets is uncertain. During the ended December 31, 2006 the valuation allowance increased to $4,581,366.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

The tax effect of temporary differences consisted of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
		(Restated)
Deferred tax assets:
Net operating loss	$3,905,832	$2,643,341
Accrued vacation	23,276	24,616
Stock options	404,087	200,494
Deferred compensation	65,857	41,102
Inventory reserve	144,912	152,946
Start up costs timing differences	8,357	41,420
Other	36,986	61,463
Net deferred tax assets	4,589,307	3,165,382

Deferred tax liabilities:
Deferred state taxes	0	(221,305)
Depreciation & amortization timing differences	(7,941)	(10,217)

Net deferred tax asset	$4,581,366	$2,933,860
Valuation allowance	(4,581,366)	(2,933,860)
Net deferred tax asset	-	-

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 19: INCOME TAXES (CONTINUED)

At December 31, 2006 and December 31, 2005, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $9,806,000 and $6,171,000, respectively, for Federal income tax purposes. It also has net operating loss carry forwards available to reduce future taxable income, if any, of approximately $9,801,000 and $6,168,000, respectively, for State purposes. The Federal and State net operating loss carry forwards will begin expiring in 2022 and 2013, respectively. The carry forwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period.

The expected income tax provisions, computed based on the Company's pre-tax loss and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements is follows:

	December 31,
	2006	2005
		(Restated)
Expected tax provision (benefit) at statutory rates	$(2,136,567)	$(1,541,640)
State taxes, net of Federal benefit	1,056	1,056
Other	(60,576)	64,790
Meals and entertainment	4,968	8,755
Change in valuation allowance	1,647,507	1,102,702
Amortization of debt discount	723,710	939,841
Gain on fair value of derivative liabilities	(178,498)	(573,904)
Totals	$1,600	$1,600

The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States. As such, United States deferred taxes have not been provided on these earnings.

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 20: BUSINESS SEGMENTS

During 2006 and 2005, the Company operated in two reportable business segments, Direct Sales and Direct Response Television Marketing. Within the Direct Sales segment, the Company operated a secondary segment for domestic and international operations. Each of the Company's segments is individually managed and have separate financial results reviewed by the Company's chief executive officer and operating decision-makers. The results are used by those individuals both in evaluating the performance of, and in allocating current and future resources to, each of the segments. The Company evaluates segment performance primarily based on income from operations and the efficient use of assets.

Revenues, expenses and net profit (loss) from continuing operations from the Company's two primary business segments for the year ended December 31, 2006 and 2005 are below:

	2006	2005
Revenues:
Direct Sales	$9,353,374	$6,943,903
Direct Response	873,504	618,934
Sales to affiliate	316,256	146,333
Consolidated revenues	$10,543,134	$7,709,170

Expenses
Direct Sales	$9,067,101	$6,934,568
Direct Response	794,296	543,771
Expenses of affiliate	316,256	146,333
Other corporate expenses	5,729,104	2,991,127
Consolidated Expenses	$15,906,757	$10,615,799

Net Profit (Loss):
Direct Sales	$286,273	$9,335
Direct Response	79,208	75,163
Net Loss from other corporate expenses	(5,729,104)	(3,839,575)
Consolidated net loss from continuing operations	$(5,363,623)	$(3,755,077)

Identifiable assets and liabilities of continuing operations as of December 31, 2006 and 2005 directly attributable to the Company’s two primary business segments are below:

ASSETS	2006	2005

Direct Sales	$1,354,552	$1,792,875
Direct Response	230,332	155,309
Total identifiable assets	$1,584,884	1,948,184

LIABILITIES

Direct Sales	$2,832,905	1,841,691
Direct Response	55,629	67,046
Total identifiable liabilities	$2,888,534	1,908,737

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 20: BUSINESS SEGMENTS (CONTINUED)

The schedules below show revenues and losses for the Company's secondary business segment for its domestic and international operations and for its Direct Sales segment the years ended December 31, 2006 and 2005:

	2006	2005
Revenues - Direct Sales:
United States - Direct Sales	$8,234,883	$5,461,029
Australia/New Zealand	659,389	1,482,874
South Africa	459,102	-
Consolidated revenues - Direct Sales	$9,353,374	$6,943,903

Net Profit (Loss):
United States - Direct Sales	$692,401	$117,360
Australia/New Zealand	(213,344)	(108,025)
South Africa	(192,784)	-
Consolidated net income - Direct Sales	$286,273	$9,335

ACTIS Global Ventures, Inc.
Notes to the Consolidated Financial Statements

NOTE 21: SUBSEQUENT EVENTS

Convertible Notes Payable and Common Stock Issuances
During the period from January 1, 2007 through April 10, 2007, the Company issued 56,000,000 shares for the conversion of $43,312 principal balance of 12% convertible notes.

Notes Payable Other
Effective February 18, 2007, the Company and Sujon Limited entered into an amendment to the $200,000 promissory note extending the due date of the note from February 18, 2007 to April 2, 2007. Effective April 2, 2007, the agreement was further amended to extend the due date to June 4, 2007. The amendment further provided that upon Sujon Limited signing the second amendment, the Company would make a $25,000 payment to be applied against the existing principal leaving a balance due of $175,000 plus interest from the date of the note. This amendment also requires the issuance of an additional 1,000,000 shares of restricted stock. No other terms of the agreement were modified. In February 2007, the Company issued the 2,000,000 restricted shares of common stock as required under the agreement.

Deferred Salaries
In February 2007, the Company paid Mr. Grimm $78,329 of his accrued bonus. Through March 23, 2007, Mr. Grimm and Mr. Hanser have deferred a portion of their 2007 salaries of $19,500 and $16,500, respectively.

Related Party Loans
As of March 21, 2007, the $35,000 loan from Mr. Grimm was repaid. In February 2007, Mr. Hanser loaned the company $13,000 which was repaid on March 07, 2007.