Form 10QSB
period 2007-03-31
ACTIS GLOBAL VENTURES INC
filed 2007-05-22
CIK 1161461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended: MARCH 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2007, there were 334,285,122 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

ACTIS GLOBAL VENTURES, INC.
Form 10-QSB
For the three months ended March 31, 2007

PART I. - FINANCIAL INFORMATION

PART I
ITEM 1. FINANCIAL STATEMENTS
ACTIS GLOBAL VENTURES, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$178,529	$53,613
Restricted cash deposit	10,458	10,921
Accounts receivable	308,936	345,432
Notes receivable	17,740	10,665
Accounts receivable, related party	15,965	4,096
Inventory	498,861	377,983
Inventory deposits	2,624	100,854
Prepaid and other current assets	54,296	114,012
Total current assets	1,087,409	1,017,576

Property and equipment
Computer and office equipment	96,852	96,852
Warehouse equipment	43,083	43,083
Furniture and fixtures	118,193	115,668
Leasehold improvements	51,461	51,461
Software	41,250	41,250
	350,839	348,314
Less: Accumulated depreciation	(166,104)	(147,499)
	184,735	200,815

Other assets
Sublicense agreement, net	163,042	164,667
Intellectual property, net	26,500	29,150
Deferred debt issue costs	-	7,935
Deposits	172,910	172,676
	362,452	374,428
Total assets	$1,634,596	$1,592,819

	March 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,237,791	$910,799
Accounts payable, related party	-	18,267
Sales tax payable	809,569	682,417
Accrued interest	889,327	778,701
Accrued penalty and liquidated damages, convertible notes	2,424,499	2,040,528
Accrued commissions	317,493	266,220
Accrued pay`roll and payroll tax	304,471	248,982
Accrued bonus	145,953	198,591
Deferred compensation	189,409	165,326
Customer deposits	14,233	38,765
Deferred rent	55,459	55,546
Notes payable - related parties	-	73,016
Notes payable - other	217,003	230,605
Warrant derivative liability	16,301	165,655
Liability of embedded derivative	510,357	1,468,255
Convertible notes payable, net	3,150,667	3,141,001
Total current liabilities	10,282,532	10,482,674

COMMITMENTS AND CONTINGENCIES (See Note 15)

MINORITY INTEREST IN SUBSIDIARIES	115,810	91,090

STOCKHOLDERS’ DEFICIT
Common Stock, 5,000,000,000 common shares, $0.001 par value, authorized, 309,285,122 and 263,285,122 shares issued and outstanding at March 31, 2007 and
December 31, 2006, respectively	309,286	263,286
Additional paid in capital	5,741,832	5,592,620
Accumulated deficit	(14,835,067)	(14,857,179)
Accumulated other comprehensive income	20,203	20,328
Total stockholders’ deficit	(8,763,746)	(8,980,945)

Total liabilities and stockholders’ deficit	$1,634,596	$1,592,819

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Operations
For the Three Months ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006 (as restated)
REVENUES
Product sales	$2,889,909	$2,668,955
Cost of sales	589,870	566,193
GROSS PROFIT	2,300,039	2,102,762

EXPENSES
Sales commissions	1,007,651	1,056,014
Order fulfillment costs	281,693	246,701
Sales and marketing	715,521	708,704
General and administrative	758,143	554,937
Total operating expenses	2,763,008	2,566,356
NET LOSS FROM OPERATIONS	(462,969)	(463,594)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(49,497)	(427,731)
Gain (loss) on warrant derivative liability	149,354	(1,594,605)
Gain (loss) on embedded derivative liability	933,238	(21,297)
Gain on extinguishment of debt	-	(50,290)
Interest and finance charges	(520,578)	(640,291)
Other income (expense)	(2,717)	1,628
Total other income (expense)	509,800	(2,732,586)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	46,831	(3,196,180)

MINORITY INTEREST IN SUBSIDIARIES	(24,719)	(3,218)
INCOME TAX EXPENSE	-	(6,000)

INCOME (LOSS) FROM CONTINUED OPERATIONS	22,112	(3,205,398)

DISCONTINUED OPERATIONS	-	(76,200)

NET INCOME (LOSS)	$22,112	$(3,281,598)

Net loss per share
Continuing operations	-	(0.03)
Discontinued operations	-	-
Total	-	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- Basic and Diluted	188,776,933	118,796,973

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2007 and 2006
(Unaudited)

	Three Months ended March 31,
	2007	2006 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$22,112	$(3,205,398)
Net loss from discontinued operations	-	(76,200)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31,513	19,453
Options based compensation expense	10,790	14,890
Payment of accrued interest through issuance of stock	2,936	-
Stock based compensation expense	116,995	-
Amortization of debt discount on convertible notes	49,497	427,731
(Gain) loss on warrant derivative liability	(149,354)	1,594,605
(Gain) loss on embedded derivative liability	(933,238)	21,297
Gain on extinguishment of debt	-	50,290
Minority interest in subsidiaries	24,720	3,218
Changes in operating assets and liabilities::
Restricted Cash	463	-
Accounts receivable	36,496	47,533
Accounts receivable - related party	(11,869)	4,532
Note receivable	(7,075)	-
Inventory	(120,878)	123,370
Prepaid Inventory	98,230	76,415
Prepaid expenses	59,716	(43,674)
Prepaid expense - related party	-	(3,500)
Deposits	(234)	386
Accounts payable	326,992	246,945
Accounts payable - related party	(18,267)	-
Accrued sales tax	127,152	-
Accrued interest	110,626	154,394
Accrued penalty and liquidating damages	383,971	485,528
Accrued payroll and payroll related expenses	55,489	40,258
Accrued bonus	(52,638)	21,542
Accrued commissions	51,273	76,863
Customer deposits	(24,532)	-
Deferred compensation	24,083	(35,175)
Deferred rent	(87)	1,409
Net cash provided by operating activities	214,882	46,712

Net cash provided by discontinued operations	-	9,335

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,223)	(9,075)
Net cash used in investing activities	(3,223)	(9,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of insurance premium financed with a note payable	(13,602)	-
Repayment of notes payable to related parties	(73,016)	(39,150)
Net cash used in financing activities	(86,618)	(39,150)

Effect of exchange rate changes on cash	(125)	4,024

Net increase in cash	124,916	11,846
Cash and cash equivalents at beginning of period	53,613	300,619
Cash and cash equivalents at end of period	$178,529	$312,465
SUPPLEMENTAL DISCLOSURES
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as payment on related party loans and accrued interest	$-	$414,801
Shares issued as payment of deferred salaries	$-	$40,000
Shares issued for convertible note, net	$39,832	$-
Reclassification of embedded derivative liability to additional paid in capital in connection with debt to equity conversions	$24,659	$-
Embedded derivative liability recorded in connection with debt issuance	$-	$1,754,623

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BUSINESS DESCRIPTION

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

ACTIS markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products developed using Energy Resonance Technology and Molecular Resonance Effect Technology that management believes to be a new generation in wellness solutions, designed to create an improved overall sense of wellbeing for people living in environments that are highly electro-polluted and/or saturated with other external stressors. During 2007, 2006 and 2005, the Company sold through its FemOne division three product lines, nutritional products (FemOne) and skincare and cosmetics (Channoine), and also sold cosmetics (2SIS) in 2005 and 2004. In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel. The Company owns 51% of SRA Marketing. In August 2005, the Company formed its subsidiary BIOPRO Asia to market its BIOPRO products in the Philippines. In September 2006, the Company ceased the operations of this subsidiary. The results of its operations and net assets (liabilities) of this subsidiary are reflected as discontinued operations in the accompanying financial statements. In April 2006, the Company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd. to market its products in South Africa.

NOTE 2: LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception totaling $14,835,067 through March 31, 2007, and as of March 31, 2007 has a working capital deficit of $9,195,123.

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

 The table below reflects the impact of the above restatements.

	For the Three Months Ended March 31, 2006
Statement of Operations	As reported	2006 Restatements	As restated
Other income (expense)
Amortization of debt discount	$(479,303)	$51,572	$(427,731)
Gain (loss) on warrant derivative	(1,859,201)	264,596	(1,594,605)
Gain (loss) on embedded derivative liability	-	(21,297)	(21,297)
Gain (loss) on debt extinguishment	1,101,070	(1,151,360)	(50,290)
Interest and penalities	(145,433)	(494,858)	(640,291)
Net loss	(1,930,251)	(1,351,347)	(3,281,598)

	As of March 31, 2006
Balance Sheet	As reported	2006 Restatements	As restated
Deferred debt issue costs	$186,630	$(186,630)	$-
Accrued interest	319,889	55,456	375,345
Accrued penalty and liquidated damages	-	1,292,653	1,292,653
Liability of embedded derivative	-	1,775,920	1,775,920
Original discount on convertible notes	(3,578,372)	1,888,275	(1,690,097)
Additional paid in capital	7,893,181	(2,999,137)	4,894,044
Retained earnings	(10,392,211)	(2,199,795)	(12,592,006)

	March 31, 2006
Statement of Cash Flows	As reported	2006 Restatements	As restated
Net loss	$(1,930,251)	$(1,351,347)	$(3,281,598)
Interest expense - amortization of discount on notes	479,303	(51,572)	427,731
Gain on extinguishment of debt	(1,101,070)	1,151,360	50,290
(Gain) loss on fair value of warrants	1,859,201	(264,596)	1,594,605
(Gain) loss on fair value of embedded derivative	-	21,297	21,297
Accrued interest and penalities	145,064	494,858	639,922

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission. Accordingly, financial statements included herein do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. However, in the opinion of management, the accompanying financial statements and notes thereto include all adjustments and disclosures necessary for the fair presentation of the financial statements. The balance sheet as of December 31, 2006, was derived from the Company’s audited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The interim financial statements should be read in conjunction with the audited financial statements included in Form 10-KSB for the year ended December 31, 2006.

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

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives, ranging between three and seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred, additions and betterments which extend the life of the asset are capitalized. Depreciation expense was $19,303 and $20,101 for the quarters ended March 31, 2007 and 2006, respectively.

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

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and accounts receivable. As of March 31, 2007, substantially all of the Company’s cash and cash equivalents were held at banks within the United States that management believes are of high credit quality. Concentration of credit risk with respect to accounts receivable is primarily limited to the Company’s merchant clearing its credit card transactions and accounts receivable from its subsidiary from its customer SHOP NBC. Management believes its credit risk is minimal with regards to these receivables.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) released Statement No. 155, Accounting for Certain Hybrid Financial Instruments , ("SFAS No. 155") SFAS No.155 is an amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities , and Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 did not have an impact on the Company's financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for the Company beginning January 1, 2007. In connection with the adoption of FIN 48, no liability for unrecognized income tax benefits was recorded and no interest and penalties related to uncertain tax positions was recognized. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions.

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

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF No. 06-6 by the Company during the quarter ended March 31, 2007 did not have an impact on its financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The financial adoption of EITF No. 6-7 by the Company during the quarter ended March 31, 2007 did not have an impact on its financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specified that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 by the Company during the quarter ended March 31, 2007 did not have an impact on its financial statements.

NOTE 5: CONVERTIBLE NOTES PAYABLE

As of March 31, 2007 and December 31, 2006, convertible notes payable were as follows:

	March 31, 2007	December 31, 2006
8% Convertible Notes
Convertible notes payable	$1,500,000	$1,500,000
Discount on convertible notes	(251,336)	(300,832)
Convertible notes payable ,net	$1,248,664	$1,199,168

12% Convertible Notes:
Convertible notes payable	$1,902,003	$1,941,833
Discount on convertible notes	-	-
Convertible notes payable ,net	$1,902,003	1,941,833
Convertible notes payable, net	$3,150,667	3,141,001

Defaults on Convertible Notes

At March 31, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments on the 12% Notes of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $797,864 at March 31, 2007. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for any trading day within the month is less than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the outstanding principal, interest, and additional penalties. As of March 31, 2007, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal, interest, and penalty balances would be approximately $8.7 million. As of May 18, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under the Notes could result in the note holders foreclosing on all of the Company’s assets.

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

Amounts accrued for the 2% penalty and the 3% liquidating damages, totaled $2,424,499 and $2,040,528 at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, since the Company is in default on both the 8% and 12% convertible note agreements, the convertible notes payable, net balance of $3,150,667 which is comprised of outstanding principal and debt discount balances at March 31, 2007 of $3,402,002 and $251,335 respectively, has been classified as a current liability.

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

On March 23, 2006 the Convertible Note Agreements were amended to change the Applicable Percentage, as defined in the convertible Notes from 50% to 40%. On March 31, 2006, the Warrant agreements were amended to change the exercise price to $0.06 for 14,666,667 warrants, $0.15 for 14,666,667 warrants and $0.20 for 14,666,666 warrants. The term of the warrants was extended to March 31, 2011. In connection with the amendment to the Convertible Note Agreements, the Company determined that the modification of terms met the requirements of Emerging Issue Task Force (“EITF”) Issue 96-19, “Debtors Accounting For a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) of an exchange of debt with substantially different terms and accordingly deemed the debt to be extinguished as of March 23, 2006, and replaced with new debt on that date.

In connection with the amendment and recording the extinguishment of the original 8% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record the discount related to the fair value of the embedded conversion feature and corresponding derivative liability totaling $456,472, in accordance with SFAS No. 133, “Accounting for Derivatives” (“SFAS No. 133”). The loss on extinguishment the Company recorded of $1,330,649 is due to the write-off of $1,137,097 in unamortized discounts, $124,242 in unamortized prepaid financing costs, $174,898 of the incremental fair value of the amended warrants, offset by the non-cash benefit of the beneficial conversion feature buyback for $105,588. This loss on extinguishment is further offset by the $1,280,359 gain on extinguishment of the 12% Notes (as described under 12% Convertible Notes and Warrants below) for an aggregate net loss on extinguishment of $50,290. The new discount related to the embedded conversion feature is being amortized as non-cash interest expense over the remaining term of the debt. During the three months ended March 31, 2007 the Company recorded interest expense of $49,496, resulting from the debt discount amortization on the 8% Notes. At March 31, 2007, the remaining debt discount balance was $251,336 and the outstanding principal balance on the 8% Notes was $1,500,000.

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

On March 23, 2006 the Convertible Note Agreements were amended to change the Applicable Percentage, as defined in the convertible Notes from 50% to 40%. On March 31, 2006, the Warrant agreements were amended to change the exercise price to $0.06 for 3,000,000 warrants, $0.15 for 3,000,000 warrants and $0.20 for 3,000,000 warrants. The term of the warrants was extended to March 31, 2011. In connection with the amendment to the Convertible Note Agreements, the Company determined that the modification of terms met the requirements of EITF Issue 96-19 of an exchange of debt with substantially different terms and accordingly deemed the debt to be extinguished as of March 23, 2006, and replaced with new debt on that date.

In connection with the amendment and recording the extinguishment of the original 12% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record the discount related to the fair value of the embedded conversion feature and corresponding derivative liability totaling $1,298,151, in accordance with SFAS No. 133, “Accounting for Derivatives” (“SFAS No. 133”). The gain on extinguishment the Company recorded of $1,280,359 is due to the write-off of $516,663 in unamortized discounts, $67,189 in unamortized debt issuance costs, $89,698 of the incremental fair value of the amended warrants, offset by the non-cash benefit of the beneficial conversion feature buyback for $1,953,909.

This gain on extinguishment is further offset by the $1,330,649 loss on extinguishment of the 8% Notes (as described under 8% Convertible Notes and Warrants above) for an aggregate net loss on extinguishment of $50,290. The new discount related to the embedded conversion feature is being amortized as non-cash interest expense over the remaining term of the debt.

As explained in the Defaults on Convertible Notes above, the Company failed to make the scheduled principal payments of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Between July 27, 2006 and December 31, 2006, the Company has issued 104,000,000 shares of common stock from the conversion of $252,637 in principal on the matured convertible notes. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act. As of March 31, 2007, the balance remaining on this matured convertible note is $1,902,001.

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

Notes Payable -- Other

At March 31, 2007, Notes Payable Other of $217,003, represents a short term note payable and an insurance financing obligation. On October 24, 2006, the Company received cash proceeds of $200,000 pursuant to the terms of a promissory note payable to Sujon Limited. Under the terms of the note, the principal balance plus a premium equal to 2,000,000 restricted common shares of ACTIS Global Ventures, Inc. and an interest rate of twelve percent per annum would be due and payable on or before February 18, 2007. The restricted shares would have piggyback registration rights. Effective February 18, 2007, the Company and Sujon Limited entered into an amendment to the $200,000 promissory note extending the due date of the note from February 18, 2007 to April 2, 2007. Effective April 2, 2007, the agreement was further amended to extend the due date to June 4, 2007. The amendment further provided that upon Sujon Limited signing the second amendment, the Company would make a $25,000 payment to be applied against the existing principal leaving a balance due of $175,000 plus interest from the date of the note. This amendment also requires the issuance of an additional 1,000,000 shares of restricted stock. No other terms of the agreement were modified. In February 2007, the Company issued the 2,000,000 restricted shares of common stock as required under the agreement.

In addition, the Company financed approximately $30,600 of its product liability insurance premium under an agreement requiring monthly payments of $3,401 from January 2007 through September 2007.

NOTE 6:  DERIVATIVE LIABILITIES

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

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero (for March 31, 2007 and December 31, 2006), expected stock price volatility of 122.47% (March 31, 2007) and 185.44% (December 31, 2006), risk free interest rate of 4.48% (March 31, 2007) and 4.53% (December 31, 2006) and a remaining contractual life of 4 years at March 31, 2007 and 4.25 years (December 31, 2006), the aggregate fair values of the warrant derivative liability at March 31, 2007 and December 31, 2006 were determined to be $16,301 and $165,655, respectively. Based on these revaluations, the Company has recorded non-cash gains for the quarters ended March 31, 2007 and 2006 of $149,354 and $1,594,605, respectively, with corresponding decreases in the warrant derivative liability recorded at the times of revaluation.

Embedded Derivative Liability
The variable conversion feature within the 8% Convertible Notes and the 12% Convertible Notes constitutes an embedded derivative, which under SFAS No. 133 needs to be bifurcated from the notes and a separate value calculated and recorded as a liability. The values for the embedded derivative liabilities within each note were derived using standard valuation models for such conversion features. As a result of these valuations, fair values of embedded derivative liabilities of $456,472 for the 8% Notes and $1,298,151 for the 12% Notes were recorded at March 23, 2006. Pursuant to SFAS No. 133, these embedded derivative liabilities are valued at the end of each reporting period, and any changes in the fair values are recorded as gain (loss) on embedded derivative liability in the statement of operations. For the quarter ended March 31, 2007, the Company recorded a gain on embedded derivative liability of $933,238.

NOTE 7: DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad, California. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. At March 31, 2007, the Company had recorded deferred rent related to these agreements in the amount of $55,459, based on the difference between rent expense recorded and rent payment obligation.

NOTE 8: MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At March 31, 2007 and December 31, 2006, minority interest in the equity of the subsidiaries is $115,810 and $91,090. For the three months ended March 31, 2007 and 2006, the Company recorded expense related to minority interests in subsidiaries of $24,719 and $3,218, respectively.

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

NOTE 10: SHARES RESERVED FOR ISSUANCE

At March 31, 2007 and December 31, 2006, the Company has reserved shares of common stock for issuance as shown below:

	March 31, 2007	December 31, 2006

Shares underlying warrants	58,850,000	56,850,000
Shares underlying convertible debt	8,026,143,750	4,947,871,043
Shares underlying stock option plan	7,033,710	7,033,710
Shares reserved as compensation	40,448,513	33,448,513
	8,132,475,973	5,045,203,266

Shares reserved for issuance underlying convertible debt at March 31, 2007, assume conversion of $3,402,001 of principal and $878,609 of accrued interest outstanding at March 31, 2007 at the approximate conversion price as of March 31, 2007 of $0.00053333 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2006, assume conversion of $3,441,883 of principal and $773,936 of accrued interest outstanding at December 31, 2006 at the approximate conversion price as of December 31, 2006 of $0.000853 per share.

In February 2007, the company issued 2,000,000 shares to Sujon Limited in connection with the promissory note agreement dated February 18, 2007.

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

Warrants

The warrant activity for the year ended March 31, 2007, is summarized below:

	Warrants	Weighted Average Exercise Price
Outstanding warrants at the beginning of the period	56,850,000	$0.13
Granted	2,000,000	$0.00319
Exercised	-	-
Forfeited	-	-
Outstanding warrants at the end of period	58,850,000	$0.13

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.003 - $0.1	23,266,666	4.31	$0.05	23,266,666	$0.05
$0.15 - $0.20	35,333,334	4.00	$0.18	35,333,334	$0.18
$0.50	250,000	1.76	$0.50	250,000	$0.50
	58,850,000	3.78	$0.13	58,850,000	$0.13

NOTE 12: STOCK BASED COMPENSATION

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

The compensation cost that was charged to expense for this plan was $10,790 for the quarters ended March 31, 2007 and 2006, respectively. Due to the net operating losses incurred since inception, no income tax benefit has been reflected in the statements of operations for the quarters ended March 31, 2007 and 2006.

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

There were no stock options granted for the quarter ended March 31, 2007 and for the quarter ended March 31, 2006.

Stock option activity

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,033,710	$0.02	8.76	-0-
Exercisable at December 31, 2006	6,516,673	$0.016	7.93	-0-
Issued	--
Cancelled	--
Exercised	--
Outstanding at March 31, 2007	7,033,710	$0.02	8.51	-0-
Exercisable at March 31, 2007	6,516,673	$0.016	7.68	-0-

	Nonvested Shares	Weighted-average Grant-Date Fair Value
Nonvested at December 31, 2006	672,891	$0.035
Granted	-
Vested	155,854	0.024
Forfeited	-
Nonvested at March 31, 2007	517,037	0.0101

As of March 31, 2007 there was $5,221 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.58 years. The total fair value of shares vested during the quarter ended March 31, 2007 was $3,678.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	8.73	$0.01	5,967,272	$0.01
$0.03 - $0.50	558,710	5.95	$0.09	549,401	$0.08
	7,033,710			6,516,673

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

DEFERRED COMPENSATION AND ACCRUED BONUS
Mr. Grimm and Mr. Hanser, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of March 31, 2007, deferred salaries of $115,327 and $50,250 were owed to Mr. Grimm and Mr. Hanser, respectively. Additionally, Mr. Grimm and Mr. Hanser have deferred their accrued bonuses of $68,372 and $77,582, respectively. Mr. Hanser is also owed commission of $77,849 at March 31, 2007, and also as of that date Mr. Grimm and Mr. Hanser were owed accrued compensation from SRA Marketing of $14,400 and $36,940 respectively.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the three months ended March 31, 2007 and 2006, the Company recorded sales to Canada for their inventory purchases of $75,916 and $71,417, respectively. As of March 31, 2007, FemOne Canada owed the Company $3,044.

SRA MARKETING
In December 2004, we formed a subsidiary to market products using Direct Response Television Shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. Actis holds 51% ownership in SRA Marketing, Mr. Page's company, ROSTCO, holds the remaining 49%.

Currently, we are negotiating definitive shareholder's agreements and long-term management agreements with ROSTCO, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report, those agreements are not yet in effect. As of December 31, 2006, there were outstanding shareholder loans due to Mr. Steven Page and ROSTCO from SRA Marketing of $38,016. These loans were repaid in February 2007. At March 31, 2007 there were no outstanding shareholder loans due to Steven Page and ROSTCO from SRA Marketing.

FAMILY RELATIONSHIP
Since November 2003, certain members of Mr. Grimm's immediate family received compensation from the Company. During the quarters ended March 31, 2007 and 2006, they were paid commissions of $5,000 and $69,659, respectively.

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

Revenues, expenses and net profit (loss) from the Company's two primary business segments for the three months ended March 31, 2007 and 2006 are below:

	Three months ended March 31,
	2007	2006 (as restated)
Revenues:
Direct Sales	$2,564,413	$2,356,213
Direct Response	249,580	241,325
Sales to affiliate	75,916	71,417
Consolidated revenues	2,889,909	2,668,955

Expenses
Direct Sales	2,332,219	2,319,584
Direct Response	199,131	210,157
Expenses of affiliate	75,916	71,417
Other corporate expenses	260,531	3,273,195
Consolidated Expenses	2,867,797	5,874,353

Net Profit (Loss):
Direct Sales	232,194	36,629
Direct Response	50,449	31,168
Net Loss from other corporate expenses	(260,531)	(3,273,195)
Consolidated net income (loss) from continuing operations	$22,112	$(3,205,398)

Identifiable assets and liabilities as of March 31, 2007 and December 31, 2006 directly attributable to the Company’s two primary business segments are below:

ASSETS	March 31, 2007	December 31, 2006
Direct Sales	$1,886,531	$1,354,552
Direct Response	155,309	230,332
Total identifiable assets	$2,041,840	$1,584,884

LIABILITIES
Direct Sales	$1,842,390	$2,832,905
Direct Response	67,046	55,629
Total identifiable liabilities	$1,909,436	$2,888,534

The schedules below show revenues and losses for the Company's secondary business segment for its domestic and international operations and for its Direct Sales segment the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006 (as restated)
Revenues - Direct Sales:
United States - Direct Sales	$2,338,521	$2,105,811
Australia/New Zealand	117,719	250,402
South Africa	108,173	-
Consolidated revenues - Direct Sales	2,564,413	2,356,213

Net Profit (Loss):
United States - Direct Sales	324,445	94,148
Australia/New Zealand	(54,436)	(57,519)
South Africa	(37,815)	-
Consolidated net profit Direct Sales	$232,194	$36,629

NOTE 15: COMMITMENTS AND CONTINGENCIES

DEFAULT ON CONVERTIBLE NOTES PAYABLE
At March 31, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments of $394,470 on July 23, 2006, $800,000 on September 15, 2006 and $1,200,000 on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $591,952 at December 31, 2006. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for every trading day within the month is not greater than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. As of March 31, 2007, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal and interest balances would be approximately $8.7 million. As of May 18, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under either Note could result in the note holders foreclosing on all of the Company’s assets.

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

NOTE 16: DISCONTINUED OPERATIONS

On September 1, 2006, the Company discontinued operations of its BIOPRO Asia subsidiary and to liquidate the related assets. Operations were discontinued due to the inability to achieve expected revenue growth and profitability levels. BIOPRO Asia’s revenues are reported in discontinued operations for the quarter ended March 31, 2007 and 2006 were $0 and $26,775 respectively. BIOPRO Asia’s net loses, reported in discontinued operations, for the quarter ended March 31, 2007 were $0 and $76,200 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2007. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the others referenced in this report, those discussed under the heading "Risk Factors" later in this document.

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

·
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

·
The FemOne Division currently markets and sells cosmetic products under the brand names Channoine ®   and 2SIS, natural nutritional and hormonal balancing products under the brand name FemOne, and a weight loss system under the brand name LeanCHOICES TM .

·
In December 2004, we formed a subsidiary named SRA Marketing, Inc, a Nevada corporation, to manage the marketing of Channoine Cosmetics through the Direct Response Television Shopping network. We hold 51% of the outstanding shares of SRA Marketing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007AND 2006

For the three months ended March 31, 2007and 2006 our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES

	Three Months Ended March 31
	2007	2006	Change	%
Revenues
Direct Sales
BIOPRO	$2,511,517	$2,301,286	$210,231	9%
Femone	52,896	54,927	(2,031)	-4%
Total Direct Sales	2,564,413	2,356,213	208,200	9%

Direct Response	249,580	241,325	8,255	3%
Product Sales to Affiliate	75,916	71,417	4,499	6%
Total Revenues	$2,889,909	$2,668,955	$220,954	8%

Net Sales for the three months ended March 31, 2007 increased to $2,889,909 from $2,668,955 for the three months ended March 31, 2005. The increase in net sales of $220,954 or 8% over 2006 is primarily due to a net increase in revenue from Direct Sales from the BIOPRO Technology division of $210,231, or 9% over 2006. Included in net sales for the three months ended March 31, 2007 and 2006, sales of inventory to our Canadian affiliate, a related party, of $75,916 and $71,417, respectively, representing a pass-through of inventories at cost.

 COST OF SALES

	Three Months Ended March 31
	2007	2006	Change	%
Cost of Sales
Direct Sales
BIOPRO	$335,101	$325,406	$9,695	$3%
Femone	14,790	16,202	(1,412)	-9%
Total Cost of Direct Sales	349,891	341,608	8,283	2%

Direct Response	164,063	153,168	10,895	7%
Product Sales to Affiliate	75,916	71,417	4,499	6%
Total Cost of Sales	$589,870	$566,193	$23,677	$4%

Cost of sales for the three months ended March 31, 2007 and increased to $589,870 from $566,193 for the three months ended March 31, 2006 The overall increase in cost of sales of 4% from the prior year is directly attributable to the increase in net sales during the same period.

GROSS PROFITS
Overall gross profits for the three months ended March 31, 2007 increased to $2,300,039 from $2,102,762 the three months ended March 31, 2006. The overall increase in gross profits of approximately 9% is directly attributable to the overall increase in net sales in 2007.

OPERATING EXPENSES
Total operating expenses for the three months ended March 31, 2007 increased to $2,763,008 from $2,566,356 for the three months ended March 31, 2006. The overall increase in expenses of approximately 8% over the prior year is discussed below in the discussions of Sales Commissions, Order Fulfillment Costs, Sales and Marketing Expense and General and Administrative Expenses.

Sales Commissions
Sales Commissions for the three months ended March 31, 2007 decreased to $1,007,651 from $1,056,014 for three months ended March 31, 2006. The decrease of approximately 5% over the prior year is primarily due to sales spread through a greater number of members which reduces the amount of commission paid at escalated rates.

Order Fulfillment Costs
Order fulfillment costs for the three months ended March 31, 2007 increased to $281,693 from $246,701 for the three months ended March 31, 2006. The increase of approximately 14% over the prior year is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2007 increased to $715,521 from $708,704 for the three months ended March 31, 2006. The increase in sales and marketing expenses is due primarily to our continued efforts to promote and increase awareness of BIOPRO products.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2007 increased to $758,143 from $554,937 for the three months ended March 31, 2006. The increase of $203,206 or 37% over the prior year is representative of the following:

	Three Months Ended March 31
	2007	2006	Change	%
Personnel costs - Parent company	$349,453	$324,088	$25,365	8%
Facility costs	117,717	94,211	23,506	25%
Legal, accounting and investor relations	212,587	72,716	139,871	192%
Office supplies and other expenses	37,005	35,303	1,702	5%
Charitable contributions	10,280	10,791	(511)	-5%

Subsidiary G&A expenses:
Australia G&A	16,910	2038	14,872	730%
Philippines G&A	-	-	-	-
South Africa	1,828	-	1,828	100%
SRA Marketing G&A	12,363	15,790	(3,427)	-22%
	$758,143	$554,937	$203,206	37%

Personnel Costs - FemOne US - The increase in personnel costs in the 2007 period over the 2006 period is due to addition of staff in the areas of information technology, website design, and accounting and the related benefits for those positions.

Legal, accounting and investor relations - The increase in legal, accounting and investor relations expense is related to higher non-cash expenses for stock based compensation to finance investor relations firms.

Subsidiary G&A Expenses: The increases in general and administrative expenses of our subsidiaries, BIOPRO Australasia and BIOPRO Asia are due to increased personnel, facility costs and general and administrative needs of their expanding business.

Other Income and Expense

	Three Months Ended March 31
	2007	2006	Change	%
Non-cash debt discount and other costs of convertible note financings	$(49,497)	$(427,731)	$378,234	-88%
Interest expense and deferred financing costs on convertible notes	(520,578)	(640,291)	119,713	-19%
Extinguishment of Debt	-	(50,290)	50,290	-100%
Gain (loss) on embedded derivative	933,238	(21,297)	954,535	-4482%
Non-cash gain (loss) on value of derivative liabilities	149,354	(1,594,605)	1,743,959	-109%
Other income (expense), net	(2,717)	1,628	(4,345)	-267%
Total other income (expense)	$509,800	$(2,732,586)	$3,242,386	119%

Minority Interest
We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada. The minority interest for the three months ended March 31, 2007 and 2006 relative to the 49% is ($24,719) and ($3,218), respectively.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the three months ended March 31, 2007 and 2006 has been included in the consolidated loss for the periods.

NET INCOME (LOSS)

Net loss from Operations remained fairly consistent for the period ending March 31, 2007 and for the period ending March 31, 2006, ($462,969) and ($463,594) respectively. Net income for the quarter ended March 31, 2007 was $22,112 vs. a net loss of $(3,281,598) for the quarter ended March 31, 2006. The change is due to the changes in Other Income and Expense illustrated above.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

Under the 8% notes, interest is accrued but is not required to be paid unless the lowest intra-day trading price for any trading day within the month is less than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. As of December 31, 2006, we estimate that the Mandatory Prepayment Amount under the Notes based on 130% of outstanding principal, interest and penalty balances would be approximately $8.6 million. As of May 18, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under the Notes or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

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

Under the terms of the 8% Notes, we are required to register the common shares underlying the notes and warrants within thirty-days of receipt of a request for registration from the note holders. Through May 18, 2007, we have not received this request.

Under the terms of both the 12% Notes and 8% Notes (collectively referred to as the “Notes”), together with our the ancillary agreements we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. During 2006 and 2007, this requirement was not met. Under the agreements, the Company owes 3% of the outstanding principal and interest balances of the Notes for every month in which it failed to comply. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days. Based upon the conversion price of our common stock on May 15, 2007, the total number of shares which we are required to have on reserve against the conversion of the Notes and exercise of the warrants is 15,000,000,000 shares, which is greater than the number of authorized shares of common stock which we currently have available to us.

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

As of March 31, 2007, we have convertible notes outstanding with an outstanding principal balance of $3,402,003, accrued interest payable and accrued penalty and liquidated damages related to these notes of $878,609 and $2,424,499, respectively. Based on the default described above the related principal balance and related unamortized debt discount are reclassified as current as of March 31, 2007.

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

An ineffective internal control environment due to:

·
Lack of separate audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of internal controls.

·	Lack of sufficient personnel to maintain an appropriate accounting and financial organizational structure to support activities of the company.

·	Lack of timely execution of contracts and lack of contract management controls to ensure compliance with critical terms.

These control failures constitute material weaknesses because we believe there is more than a remote likelihood that misstatements could occur that would result in material misstatements in the financial statements that would not have been prevented or detected.

Steps that the company intends to take to remediate the weaknesses include increased supervision by senior management over the accounting staff, more detailed and timely reporting to senior management of financial results, increased training of staff and consideration of software enhancements to improve the efficiency and accuracy of financial data accumulation.

ITEM 4. RISKS AND UNCERTAINTIES

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

Our primary source of revenue is from Direct Sales where we distribute our products exclusively through independent distributors. In addition, we expect to rely on a relatively small number of distributors for a large portion of our revenues. As a result, to increase our revenue, our distributors must increase in number, become more productive, or both. We cannot assure you that our distributors will increase or even maintain their current number or levels of productivity. Our distributors may terminate their services to us at any time, and we expect to experience turnover among our distributors from year to year, which turnover could be significant. We also cannot accurately predict how the number and productivity of our distributors may fluctuate because we rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. The number and productivity of our distributors depends upon several additional factors, including:

·	the emergence of any adverse publicity regarding us, our products or our competitors,
·	the public's perception of our products, their ingredients and their ability to perform as advertised,
·	the public's perception of our distributors and direct selling businesses in general,
·	general economic and business conditions in the United States and in other countries where we sell product or source inventories or technology, and
·
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

We began to offer our CHANNOINE ® skincare products to the public on June 1, 2002, our 2SIS cosmetics products on August 10, 2002, our FEMONE nutritional products on September 28, 2002, our LEANCHOICES™ weight control products and program on February 6, 2004, and our BIOPRO Technology products on February 19, 2004. In December 2004, we offered our CHANNOINE® products on Shop NBC for the first time. A decision to invest in our company must consider the risks, expenses and difficulties frequently encountered by companies that are, like us, in their early stage of development and that depend upon new and rapidly evolving markets. In order to address these risks, we must, among other things:

·	strengthen awareness of our products;
·	respond to competitive developments;
·	continue to upgrade and expand our line of products; and
·	continue to attract, retain, and motivate our employees and independent distributors.

We cannot be certain that we will be able to successfully address each of these risks adequately.

WE HAVE NEVER BEEN PROFITABLE

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundation of our business. From our inception to the date of this report we have incurred an accumulated deficit of $14,860,355. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

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

As of March 31, 2007, we have outstanding an aggregate of principal of $3,402,003 convertible Notes and accrued interest of $878,609, of which scheduled principal payments of approximately $1,902,000 together with accrued interest of approximately $878,609 and accrued penalty and liquidated damages on both the 12% Notes and the 8% Notes of $2,424,499 as of March 31, 2007, were not paid when due. In addition pursuant to the terms of the Notes, we are in default for failure to have sufficient shares of common stock in reserve to allow for conversion of the Notes, accrued interest and exercise of warrants. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to raise sufficient capital to pay the principal and accrued interest currently due and in default on the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

As of May 15, 2007, we had 334,285,122 shares of common stock issued and outstanding. Also as of May 15, 2007, we had secured convertible notes outstanding that may be converted into an estimated 7,874,746,875 shares of common stock and outstanding warrants to purchase 58,850,000 shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. The shares issuable upon conversion of the secured convertible notes may be issued without restriction pursuant to Rule 144(k). The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days, times 40%. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the conversion price, as of May15, 2007 of $0.00056.

% BELOW EXISTING CONVERSION PRICE	CONVERSION PRICE PER SHARE	NUMBER OF SHARES ISSUABLE
25%	$0.0004	8,075,718,976
50%	$0.0003	12,113,578,464
75%	$0.0001	24,227,156,929

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

ITEM 3. OTHER INFORMATION

None

ITEM 4. EXHIBITS

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

Date: May 21, 2007

By:    /s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)