Form 10QSB
period 2007-06-30
ACTIS GLOBAL VENTURES INC
filed 2007-08-20
CIK 1161461

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 27, 2007, there were 388,149,122 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ACTIS GLOBAL VENTURES, INC.
Form 10-QSB
June 30, 2007

PART I. - CONSOLIDATED FINANCIAL INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

ACTIS GLOBAL VENTURES, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash	$44,912	$53,613
Restricted cash deposit	10,741	10,921
Accounts receivable	635,611	345,432
Notes receivable	18,856	10,665
Accounts receivable, related party	5,466	4,096
Inventory	575,786	377,983
Inventory deposits	16,418	100,854
Prepaid and other current assets	49,783	114,012
Total current assets	1,357,573	1,017,576

Property and equipment
Computer and office equipment	101,438	96,852
Warehouse equipment	43,084	43,083
Furniture and fixtures	118,193	115,668
Leasehold improvements	51,461	51,461
Software	41,250	41,250
	355,426	348,314
Less: Accumulated depreciation and amortization	(189,559)	(147,499)
	165,867	200,815

Other assets
Sublicense agreement, net	161,417	164,667
Intellectual property, net	23,850	29,150
Deferred debt issue costs	-	7,935
Deposits	173,420	172,676
	358,687	374,428

Total assets	$1,882,127	$1,592,819

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Balance Sheets - Continued
(Unaudited)

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,354,420	$910,799
Accounts payable, related party	-	18,267
Sales tax payable	887,542	682,417
Accrued interest	1,007,483	778,701
Accrued penalty and liquidated damages, convertible notes	2,816,932	2,040,528
Accrued commissions	289,610	266,220
Accrued payroll and payroll tax	326,441	248,982
Accrued bonus	177,194	198,591
Deferred compensation	204,717	165,326
Customer deposits	30,118	38,765
Deferred rent	55,433	55,546
Notes payable - related parties	90,187	73,016
Notes payable - other	281,801	230,605
Warrant derivative liability	25,225	165,655
Embedded derivative liability	298,507	1,468,255
Convertible notes payable, net	3,169,032	3,141,001
Total current liabilities	11,014,642	10,482,674

COMMITMENTS AND CONTINGENCIES (See Note 14)

MINORITY INTEREST IN SUBSIDIARIES	183,923	91,090

STOCKHOLDERS' DEFICIT
Common stock, 5,000,000,000 common shares, $0.001 par value, authorized, 358,285,122 and 263,285,122 shares issued and outstanding June 30, 2007 and December 31, 2006, respectively	358,286	263,286
Additional paid in capital	5,859,497	5,592,620
Accumulated deficit	(15,527,389)	(14,857,179)
Accumulated other comprehensive income (loss)	(6,832)	20,328
Total stockholders' deficit	(9,316,438)	(8,980,945)

Total liabilities and stockholders' deficit	$1,882,127	$1,592,819

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2007 and 2006 (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30
	2007		2006 (as restated)	2007	2006 (as restated)
REVENUES
Product sales		$2,862,488	$2,983,527	$5,752,396	$5,652,482
Cost of sales		609,609	614,232	1,199,479	1,180,425
GROSS PROFIT		2,252,879	2,369,295	4,552,917	4,472,057

EXPENSES
Sales commissions		1,017,374	1,244,373	2,025,025	2,300,387
Order fulfillment costs		272,666	276,608	554,359	532,223
Sales and marketing		542,308	666,268	1,257,829	1,366,058
General and administrative		654,267	492,253	1,412,407	1,047,190
Total operating expenses		2,486,615	2,679,502	5,249,620	5,245,858

NET LOSS FROM OPERATIONS		(233,736)	(310,207)	(696,703)	(773,801)

OTHER INCOME (EXPENSE)		`
Amortization of debt discount		(50,046)	(686,226)	(99,544)	(1,106,358)
Gain (loss) on warrant derivative liability		(8,925)	776,310	140,430	(818,295)
Gain (loss) on embedded derivative liability		192,187	(77,920)	1,125,425	(99,217)
Loss on extinguishment of debt		-	-	-	(50,290)
Interest and finance charges		(514,684)	(550,361)	(1,035,262)	(1,190,663)
Other income (expense)		(9,007)	1,047	(11,724)	(8,675)
Total other income (expense)		(390,475)	(537,150)	119,325	(3,273,498)

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE		(624,211)	(847,357)	(577,378)	(4,047,299)

MINORITY INTEREST IN SUBSIDIARIES		(68,113)	10,654	(92,832)	7,436
PROVISION FOR INCOME TAXES		-	-	-	(6,000)

LOSS FROM CONTINUING OPERATIONS		(692,324)	(836,703)	(670,210)	(4,045,863)

DISCONTINUED OPERATIONS		-	(46,246)	-	(122,446)

NET LOSS		$(692,324)	$(882,949)	$(670,210)	$(4,168,309)

Net loss per share from
Continuing operations		$-	$(0.01)	$-	$(0.03)
Net loss per share from
Discontinued operations		(0.01)	-	-	-
Total	$	(0.01)	$(0.01)	$-	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and Diluted		337,471,935	157,285,122	308,373,520	138,147,368

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Cash Flows
For the Six Months ended June 30, 2007 and 2006
(Unaudited)

	2007	2006 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(670,210)	$(4,045,863)
Net loss from discontinued operations	-	(122,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	57,101	48,293
Payment of accrued interest through issuance of stock	5,426	-
Stock based compensation expense	238,916	16,796
Issuance of restricted stock to amend notes payable	1,700	-
Amortization of debt discount on convertible notes	99,544	1,106,358
Amortization of prepaid financing on convertible notes	-	101,086
(Gain) loss on warrant derivative liability	(140,430)	818,295
(Gain) loss on embedded derivative liability	(1,125,425)	99,217
Loss on extinguishment of debt	-	50,290
Minority interest in subsidiaries	92,833	(7,436)

Changes in operating assets and liabilities:
Restricted Cash	180	-
Accounts receivable	(290,179)	(159,322)
Accounts receivable - related party	(1,370)	6,178
Note receivable	(8,191)	-
Inventory	(197,803)	140,454
Prepaid Inventory	84,436	46,643
Prepaid expenses and other current assets	64,229	43,994
Deposits	(744)	(566)
Accounts payable	443,621	470,303
Accounts payable - related party	(18,267)	-
Accrued sales tax	205,125	-
Accrued interest	228,782	217,219
Accrued penalty and liquidating damages	776,404	873,472
Accrued payroll and payroll related expenses	77,459	92,432
Accrued bonus	(21,397)	37,782
Accrued commissions	23,390	18,411
Customer deposits	(8,647)	92,159
Deferred compensation	39,391	(35,428)
Deferred rent	(113)	3,348
Net cash used in operating activities	(44,239)	(88,331)

Net cash used in discontinued operations	-	(9,159)

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Cash Flows - Continued
For the Six Months ended June 30, 2007 and 2006
(Unaudited)

	2007	2006 (as restated)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,669)	(88,464)
Net cash used in investing activities	(5,669)	(88,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of insurance premium financed with a note payable	(23,804)	-
Proceeds from notes payable from related parties	77,000	90,500
Proceeds from notes payable	100,000	-
Repayment of notes payable	(25,000)	-
Repayment of notes payable to related parties	(59,829)	(39,150)
Net cash provided by financing activities	68,367	51,350

Effect of exchange rate changes on cash	(27,160)	27,579

Net decrease in cash	(8,701)	(107,025)

Cash and cash equivalents at beginning of period	53,613	300,619
Cash and cash equivalents at end of period	$44,912	$193,594

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$-	$6,000
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as payment on related party loans and accrued interest	$-	$414,801
Shares issued for convertible note, net	$71,512	$-
Reclassification of embedded derivative liability to additional paid in capital capital in connection with debt to equity conversions	$44,323	$-

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

ACTIS markets its product lines through two marketing channels, Direct Sales and Direct Response Television Shopping. During 2004, the Company's Direct Sales were through two divisions, BIOPRO Technology and FemOne. In February 2004, the Company introduced its BIOPRO Technology Division, carrying a line of products developed using Energy Resonance Technology and Molecular Resonance Effect Technology that management believes to be a new generation in wellness solutions, designed to create an improved overall sense of wellbeing for people living in environments that are highly electro-polluted and/or saturated with other external stressors. During 2007, 2006 and 2005, the Company sold three product lines through its FemOne division, nutritional products (FemOne) and skincare and cosmetics (Channoine), and also sold cosmetics (2SIS) in 2005 and 2004. In October 2004, the Company began operations of its subsidiary BIOPRO Australasia PTY, Ltd to distribute BIOPRO Technology products in Australia and New Zealand. The Company owns 90% of BIOPRO Australasia. In December 2004, the Company formed its subsidiary SRA Marketing, Inc. to manage its sales and marketing efforts using the Direct Response Television Shopping channel. The Company owns 51% of SRA Marketing. In August 2005, the Company formed its subsidiary BIOPRO Asia to market its BIOPRO products in the Philippines. In September 2006, the Company ceased the operations of this subsidiary. The results of its operations and net assets (liabilities) of this subsidiary are reflected as discontinued operations in the accompanying financial statements. In April 2006, the Company formed its subsidiary BIOPRO Technology South Africa Pty, Ltd. to market its products in South Africa.

NOTE 2:  LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a working capital deficit.

The financial statements for the years ended December 31, 2006 and 2005 included a statement from the Company's auditors that there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base, revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to pay the scheduled principal and accrued interest amounts due currently and in default to note holders, improve the marketing effort of all the Company's product lines and for working capital; (2) pursuing other possible additional capital resources through joint venture, merger or acquisition or other strategic alliance; and (3) preserving cash by attracting and retaining employees by supplementing pay with stock options. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3:  RESTATEMENT OF FINANCIAL STATEMENTS

In the fourth quarter of 2006, the Company determined that it had not correctly accounted for penalties and liquidated damages which were due under certain conditions in connection with the 8% Notes and the 12% Notes and for embedded derivative liabilities related to the conversion features of these Notes.

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

Also, under the terms of the 12% and 8% Notes, we are required to maintain a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation. Under the agreements, failure to maintain sufficient authorized shares further obligates the Company to incur penalties for 3% of the outstanding principal and unpaid accrued interest balance of the Notes for every month in which it fails to comply.

In 2005, no amounts were recorded for either the 2% penalty or the 3% liquidated damages, which totaled $802,322. In addition, interest should have been accrued at the default interest rates of 15% for the 12% Notes and at 10% for the 8% Notes. Interest at the higher default interest rates totaling $46,126 was not accrued in 2005. The financial statements previously reported for the year ended December 31, 2005 were restated to record the effects of the penalties and liquidated damages and the higher interest expense.

In addition, the Company recorded embedded derivative liabilities in connection with convertible debt agreement amendments entered into in March 2006. The adjustments to record these liabilities, as well as the 2006 interest and liquidated damages liabilities noted above, were not posted until the fourth quarter of 2006, and therefore the unaudited financial statements included in previously filed reports on Form 10-QSB during 2006 failed to include the effects of these additional liabilities. Accordingly, the financial statements included herein for the three and six months ended June 30, 2006 have been restated.

The table below reflects the impact of the these restatements on the previously reported financial statements for the three and the six months ended June 30, 2006.

	For the Three Months Ended June 30, 2006
Statement of Operations	As reported	2006 Restatements	As Restated
Other income (expense)
Amortization of debt discount	$(1,323,403)	$637,177	$(686,226)
Gain (loss) on warrant derivative	$776,310	$-	$776,310
Gain (loss) on embedded derivative liability	$-	$(77,920)	$(77,920)
Gain (loss) on debt extinguishment	$-	$-	$-
Interest and finance charges	$(154,297)	$(396,064)	$(550,361)
Net loss	$(1,046,142)	$163,193	$(882,949)

	For the Six Months Ended June 30, 2006
Statement of Operations	As reported	2006 Restatements	As Restated
Other income (expense)
Amortization of debt discount	$(1,799,910)	$693,552	$(1,106,358)
Gain (loss) on warrant derivative	$(1,082,891)	$264,596	$(818,295)
Gain (loss) on embedded derivative liability	$-	$(99,217)	$(99,217)
Gain (loss) on debt extinguishment	$1,101,070	$(1,151,360)	$(50,290)
Interest and penalties	$(291,179)	$(899,484)	$(1,190,663)
Net loss	$(2,976,396)	$(1,191,913)	$(4,168,309)

	As of June 30, 2006
Balance Sheet	As reported	2006 Restatements	As Restated
Deferred debt issue costs	$136,086	$(136,086)	$-
Accured interest	$415,461	$72,138	$487,599
Accrued penalty and liquidated damages	$-	$1,675,794	$1,675,794
Liability of embedded derivative	$-	$1,853,840	$1,853,840
Original discount on convertible notes	$(2,257,766)	$1,301,642	$(956,124)
Additional paid in capital	$7,895,089	$(2,999,137)	$4,895,952
Retained earnings	$(11,438,356)	$(2,040,361)	$(13,478,717)

	For the Six Months Ended June 30, 2006
Statement of Cash Flows	As reported	2006 Restatements	As Restated
Net loss	$(2,976,396)	$(1,191,913)	$(4,168,309)
Amortization of debt discount of convertible notes	$1,799,910	$(693,552)	$1,106,358
Loss (gain) on extinguishment of debt	$(1,101,070)	$1,151,360	$50,290
Loss (gain) on warrant derivative liability	$1,082,891	$(264,596)	$818,295
Loss on embedded derivative liability	$-	$99,217	$99,217
Accrued interest and penalties	$191,206	$899,484	$1,190,690

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

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts, after inter-company eliminations, of the Company and its majority owned subsidiaries, BIOPRO Australasia, BIOPRO Technology South Africa Pty, Ltd., BIOPRO Asia and SRA Marketing. The Company accounts for investments in affiliates which are owned 50% or less under the equity method of accounting.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents include short-term, highly liquid investments with an original maturity of three months or less. The restricted cash deposit is security to the landlord for the leased facilities in South Africa.

ACCOUNTS RECEIVABLE
The Company has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

INVENTORY
Inventories consist of finished goods and are valued at the lower of cost or market (first-in, first-out).

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives, ranging between three and seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred, additions and betterments which extend the life of the asset are capitalized. Depreciation expense was $21,313 for the quarter ended June 30, 2007 and $24,723 for the quarter ended June 30, 2006. Depreciation expense was $40,616 for the six months ended June 30, 2007 and $39,737 for the six months ended June 30, 2006.

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

FOREIGN CURRENCY TRANSLATION
The functional currencies of the Company’s foreign operations are the local currencies. Accordingly, all assets and liabilities are translated into U.S. dollars using period-end exchange rates, and all revenues and expenses are translated using average exchange rates during the year. Our current intent is to retain assets within the foreign operations to fund those operations.

COMPREHENSIVE INCOME (LOSS)
Translation adjustments related to the Company’s foreign operations are included in comprehensive income (loss) and reported separately in stockholders’ equity (deficit).

WARRANT DERIVATIVE LIABILITY
 The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in the respective period’s operations.

STOCK BASED COMPENSATION
On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment , (“SFAS 123R”) using the modified prospective transition method. Under that transition method, compensation cost recognized in periods after December 31, 2005 includes: compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. The results of the prior periods have not been restated.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents are held at banks within the United States that management believes are of high credit quality. Concentration of credit risk with respect to accounts receivable is primarily limited to the Company’s merchant clearing its credit card transactions and accounts receivable from its subsidiary from its customer SHOP NBC. Management believes its credit risk is minimal with regards to these receivables.

CONCENTRATION OF VENDOR RISK
The Company imports certain of its BIOPRO Technology products from manufacturing suppliers located in foreign countries. The Company purchases its inventories in large quantities to compensate for potential delays in production and delivery.

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
In accordance with SFAS No. 128, "Earnings Per Share", basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted per share earnings (loss) are computed based on the weighted average number of common shares and all common stock equivalents outstanding during the period in which they are dilutive. Common equivalent shares are excluded from the calculation as their effect is anti-dilutive.

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

RECLASSIFICATIONS
Certain amounts in the 2006 financial statements have been reclassifed to conform to the 2007 presentation.

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

In June 2006, the FASB issued “FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for the Company beginning January 1, 2007. In connection with the adoption of FIN 48, no liability for previously recognized income tax benefits was recorded and no interest and penalties related to uncertain tax positions was recognized. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions.

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

In November 2006, the EITF reached a final consensus in EITF Issue 06-06 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF No. 06-6 by the Company did not have an impact on its financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of EITF No. 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. The financial adoption of EITF No. 6-7 by the Company did not have an impact on its financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specified that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” The Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of FSP EITF 00-19-02 by the Company did not have an impact on its financial statements.

NOTE 5:  CONVERTIBLE NOTES PAYABLE

As of June 30, 2007 and December 31, 2006, convertible notes payable were as follows:

	June 30,	December 31,
	2007	2006

8% Convertible Notes:
Convertible notes payable	$1,500,000	$1,500,000
Discount on convertible notes	(201,289)	(300,832)
Convertible notes payable, net	$1,298,711	$1,199,168

12% Convertible Notes:
Convertible notes payable	$1,870,321	$1,941,833
Discount on convertible notes	-	-
Convertible notes payable, net	$1,870,321	$1,941,833

Convertible notes payable, net	$3,169,032	$3,141,001

At June 30, 2007, the Company is in default on both the 8% and 12% convertible note agreements (as discussed below).

Defaults on Convertible Notes

At June 30, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments on the 12% Notes of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $685,440 at June 30, 2007. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for any trading day within the month is less than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the outstanding principal, interest, and additional penalties. As of June 30, 2007, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal, interest, and penalty balances would be approximately $9.2 million. As of July 27, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under the Notes could result in the note holders foreclosing on all of the Company’s assets.

In order to cure the defaults, the Company would need to raise additional capital, file a registration statement, and obtain shareholder approval to increase the number of authorized shares. Until such time as the Company is able to raise additional capital, it will not be able to file the registration statement. The company will attempt to obtain shareholder consent from more than 50% of the voting shares without a formal shareholder meeting, however, in the event this is not possible, then the company would need to undertake the expense of holding a shareholder meeting. A shareholder meeting is contingent upon, among other things, raising additional capital.

Under the agreements for the 12% Notes, we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements, which we did. However, in 2005, all of the available shares registered under this registration statement in connection with the conversion of notes were issued to the holders of the 12% Notes. There was no further registration statement filed to register additional shares issuable upon conversion of the outstanding balance of the 12% Notes, as was required under the agreements. For every month that the Company did not have in place an effective registration statement, a penalty of 2% per month on the outstanding principal balance is payable.

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

Amounts accrued for the 2% penalty and the 3% liquidating damages, totaled $2,816,932 and $2,040,528 at June 30, 2007 and December 31, 2006, respectively, and is included in the accompanying balance sheets.

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

On March 23, 2006, the Convertible Note Agreements were amended to change the Applicable Percentage, as defined in the convertible Notes from 50% to 40%. On March 31, 2006, the Warrant agreements were amended to change the exercise price to $0.06 for 14,666,667 warrants, $0.15 for 14,666,667 warrants and $0.20 for 14,666,666 warrants. The term of the warrants was extended to March 31, 2011. In connection with the amendment to the Convertible Note Agreements, the Company determined that the modification of terms met the requirements of Emerging Issue Task Force (“EITF”) Issue 96-19, “Debtors Accounting For a Modification or Exchange of Debt Instruments,” (“EITF 96-19”) of an exchange of debt with substantially different terms and accordingly deemed the debt to be extinguished as of March 23, 2006, and replaced with new debt on that date.

In connection with the amendment and recording the extinguishment of the original 8% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record the discount related to the fair value of the embedded conversion feature and corresponding derivative liability totaling $456,472, in accordance with SFAS No. 133, “Accounting for Derivatives” (“SFAS No. 133”). The loss on extinguishment the Company recorded of $1,330,649 is due to the write-off of $1,137,097 in unamortized discounts, $124,242 in unamortized prepaid financing costs, $174,898 of the incremental fair value of the amended warrants, offset by the non-cash benefit of the beneficial conversion feature buyback for $105,588. This loss on extinguishment is further offset by the $1,280,359 gain on extinguishment of the 12% Notes (as described under 12% Convertible Notes and Warrants below) for an aggregate net loss on extinguishment of $50,290. The new discount related to the embedded conversion feature is being amortized as non-cash interest expense over the remaining term of the debt. During the three months ended June 30, 2007 and the six months ended June 30, 2007, the Company recorded interest expense of $50,046 and $99,542 respectively, resulting from the debt discount amortization on the 8% Notes. At June 30, 2007, the remaining debt discount balance was $201,289 and the outstanding principal balance on the 8% Notes was $1,500,000.

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

As explained in the Defaults on Convertible Notes above, the Company failed to make the scheduled principal payments of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Between July 27, 2006 and December 31, 2006, the Company has issued 104,000,000 shares of common stock from the conversion of $252,637 in principal on the matured convertible notes. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act. As of June 30, 2007, the balance remaining on this matured convertible note is $1,870,321.

Under the terms of the 12% Notes, we were required to register the common stock underlying the notes and warrants within 120 days of executing the agreements. The Registration Statement on Form SB-2 was declared effective on September 9, 2004 registering 75,167,857 shares of common stock underlying the 12% Notes and warrants. To date, all of the shares registered under this registration statement in connection with the conversion of convertible notes have been issued to the holders of the 12% Notes. Based on our current stock price, it is necessary for us to file a registration statement to register additional shares to allow for conversion under the 12% Notes and exercise of the warrants as early as possible after we have obtained shareholder approval to file an amendment to our Articles of Incorporation to increase our authorized number of shares.

Notes Payable - Related Parties

On May 23, 2007, Darah Grimm, Vice President of Customer Relations advanced the Company $15,000. This advance was non-interest bearing and had no specific terms of repayment. On July 6, 2007 the Company repaid the entire advance.

Between June 27, 2007 and June 29, 2007, the Company’s CEO, Ray Grimm advanced the Company $62,000. This advance was non-interest bearing and had no specific terms of repayment. On July 6, 2007, the Company repaid $40,000 of the outstanding balance to Ray Grimm.

Included in notes payable is $13,187 owed to SRA Marketing in which the company holds a minority interest (See Note 8). This advance is a non-interest bearing advance and has no specific terms of repayment.

Notes Payable -- Other

At June 30, 2007, Notes Payable Other, represents two short term notes payable and an insurance financing obligation. On October 24, 2006, the Company received cash proceeds of $200,000 pursuant to the terms of a promissory note payable to Sujon Limited. Under the terms of the note, the principal balance plus a premium equal to 2,000,000 restricted common shares of ACTIS Global Ventures, Inc. and an interest rate of twelve percent per annum were due and payable on or before February 18, 2007, and the restricted shares, when issued, would have piggyback registration rights. Effective February 18, 2007, the Company and Sujon Limited entered into an amendment to the $200,000 promissory note, extending the due date of the note from February 18, 2007 to April 2, 2007. Effective April 2, 2007, the agreement was further amended to extend the due date to June 4, 2007. The amendment further provided that upon Sujon Limited signing the second amendment, the Company would make a $25,000 (which was paid in April 2007) payment to be applied against the existing principal leaving a balance due of $175,000 plus interest from the date of the note. This amendment also required the issuance of an additional 1,000,000 shares of restricted stock. No other terms of the agreement were modified. In February 2007, the Company issued the 2,000,000 restricted shares of common stock as required under the agreement. As of June 30, 2007, the company was in default of this note. As of July 27, 2007, the company has not received any notice of an event of default due to failure to make required payments at maturity.

On May 23rd, 2007 the company entered into a promissory note agreement for $100,000 with Armand Di Schiavi. Under the terms of the agreement, $50,000 was advanced on May 24, 2007 and $50,000 was advanced on June 8, 2007. Principal balance plus a premium equal to 1,000,000 restricted common shares of ACTIS Global Ventures, Inc. and an interest rate of ten percent per annum would be due and payable on or before August 24th, 2007. In addition, a $5,000 loan fee is charged for each 30 day period that any part of the principal balance is outstanding.

In addition, the Company financed approximately $30,600 of its product liability insurance premium under an agreement requiring monthly payments of $3,401 from January 2007 through September 2007. As of June 30, 2007, the outstanding balance is $6,802.

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

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero (for June 30, 2007 and December 31, 2006), expected stock price volatility of 142.27% (June 30, 2007) and 185.44% (December 31, 2006), risk free interest rate of 4.53% (June 30, 2007) and 4.53% (December 31, 2006) and a remaining contractual life of 3.75 years at June 30, 2007 and 4.25 years (December 31, 2006), the aggregate fair values of the warrant derivative liability at June 30, 2007 and December 31, 2006 were estimated to be $25,225 and $165,655, respectively.

Embedded Derivative Liability
The variable conversion feature within the 8% Convertible Notes and the 12% Convertible Notes constitutes an embedded derivative, which under SFAS No. 133 needs to be bifurcated from the notes and a separate value calculated and recorded as a liability. The values for the embedded derivative liabilities within each note were derived using standard valuation models for such conversion features. As a result of these valuations, fair values of embedded derivative liabilities of $456,472 for the 8% Notes and $1,298,151 for the 12% Notes were recorded at March 23, 2006. Pursuant to SFAS No. 133, these embedded derivative liabilities are valued at the end of each reporting period, and any changes in the fair values are recorded as gain (loss) on embedded derivative liability in the statement of operations. As of June 30, 2007 the fair value of the embedded derivative was estimated to be $298,507 and for the quarter ended June 30, 2007, the Company recorded a gain on embedded derivative liability of $192,187 and a gain of $1,125,425 for the six months ended June 30, 2007.

NOTE 7:  DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad, California. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. At June 30, 2007, the Company had recorded deferred rent related to these agreements in the amount of $55,433, based on the difference between the rent expense recorded and the rent payment obligation.

NOTE 8:  MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At June 30, 2007 and December 31, 2006, minority interest in the equity of the subsidiaries is $183,923 and $91,090. For the three months ended June 30, 2007 and 2006, the Company recorded income (expense) related to minority interests in subsidiaries of ($68,113) and $10,654, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded income (expense) related to minority interests in subsidiaries of ($92,832) and $7,436, respectively.

NOTE 9:  SHARES RESERVED FOR ISSUANCE

At June 30, 2007 and December 31, 2006, the Company has reserved shares of common stock for issuance as shown below:

	June 30, 2007	December 31, 2006

Shares underlying warrants	58,850,000	56,850,000
Shares underlying convertible debt	8,597,305,263	4,947,871,043
Shares underlying stock option plan	7,033,710	7,033,710
Shares reserved as compensation	41,448,513	33,448,513
	8,704,637,486	5,045,203,266

Shares reserved for issuance underlying convertible debt at June 30, 2007, assume conversion of $3,370,321 of principal and $985,647 of accrued interest outstanding at June 30, 2007 at the approximate conversion price as of June 30, 2007 of $0.00050667 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2006, assume conversion of $3,441,883 of principal and $773,936 of accrued interest outstanding at December 31, 2006 at the approximate conversion price as of December 31, 2006 of $0.000853 per share.

Based on the number of shares issuable upon conversion of convertible note payable, the total shares reserved for issuance at both June 30, 2007 and December 31, 2006 exceed the total shares of common stock currently authorized. As discussed in Note 5 and 14, this along with other violations of stated terms, resulted in the convertible notes being in default.

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

On August 1, 2006, the Company entered into agreements with a consultant to assist the Company in its financing and investor relations programs. The consultant will receive as compensation for his services a total of 25,000,000 shares of restricted common stock and warrants to acquire 2,000,000 shares of common stock at $0.10 per share through August 4, 2011.

Effective November 1, 2006, the Company entered into a consulting agreement under which a consultant was granted 2,000,000 restricted shares of common stock and will be entitled to receive up to 8,000,000 warrants to purchase shares of the Company’s stock. The warrants allow for the purchase of shares of our common stock at a strike price of $0.003 per share. The warrants have a five year life from date of issue. The agreement is initially for one year with up to four one-year renewals. At the end of each one-year period, if the agreement is renewed for the next year, the consultant will have vested in 1,500,000 warrants. If the consultant achieves enrolling the milestone number of independent distributors of a certain level, he will vest earlier in up to 100,000 warrants per milestone achieved. In addition, if two additional revenue-based performance milestones are achieved in 2007, the consultant could be issued and vest in up to 1,000,000 more warrants for each milestone achieved. In 2006, we fully recognized expense for the $8,000 fair value of the 2,000,000 restricted shares awarded at contract signing. In addition, we recognized approximately $1,000 of compensation expense for the two month service period ended December 31, 2006. This represents amortization over a twelve-month period beginning November 1, 2006, of the $5,800 fair value of the 1,500,000 warrants the Company believes will vest based on the probable renewal of the agreement on November 1, 2007, plus $400 of expense for 100,000 warrants vested by achieving enrollment performance milestones through December 31, 2006.

Warrants

The warrant activity for the six months ended June 30, 2007, is summarized below:

	Warrants	Weighted Average Exercise Price
Outstanding warrants at December 31, 2006	56,850,000	$0.13
Granted	2,000,000	$0.00319
Exercised	-	-
Forfeited	-	-
Outstanding warrants at June 30, 2007	58,850,000	$0.13

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.003 - $0.1	23,266,666	3.89	$0.05	23,266,666	$0.05
$0.15 - $0.20	35,333,334	3.75	$0.18	35,333,334	$0.18
$0.50	250,000	1.51	$0.50	250,000	$0.50
	58,850,000	3.80	$0.13	58,850,000	$0.13

NOTE 11:  STOCK BASED COMPENSATION

In January, 2003, the Company’s Board of Directors, adopted the 2003 Stock Option/Issuance Plan ("2003 Plan"), which was approved by the Company's shareholders on January 7, 2003.

In November 2004, the Company's shareholders approved the adoption of its Stock Purchase Plan authorizing up to 3,700,000 options available for grant to employees and consultants, transferring all issued and outstanding stock options under the 2003 Stock Option/Issuance Plan. In January 2005, the plan was amended and our shareholders approved increasing the total options available for grant to 12,500,000.

Option awards are generally granted with an exercise price equal to the market price of the company’s stock at the date of grant; those option awards generally vest based on 4 years of continuous service and have 10-year contractual terms. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the plan).

During the three and six months ended June 30, 2007, the Company recorded compensation costs related to stock options of $856 and $11,646, respectively. Due to net operating losses incurred since inception, no income tax benefit has been reflected in the statements of operations.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatility of the Company’s stock. The Company has never had any options exercised since inception of the plan. No terminations are estimated in the model due to lack of historical data. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

There were no stock options granted for the quarter ended June 30, 2007 and for the six months ended June 30, 2007.

Stock option activity

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,033,710	$0.02	8.76	-0-
Exercisable at December 31, 2006	6,360,819	$0.016	7.93	-0-
Issued	--
Cancelled	--
Exercised	--
Outstanding at June 30, 2007	7,033,710	$0.02	8.26	-0-
Exercisable at June 30, 2007	6,615,106	$0.016	8.25	-0-

	Nonvested Shares	Weighted-average Grant-Date Fair Value
Nonvested at December 31, 2006	672,891	$0.035
Granted	-
Vested	(254,287)	0.018
Forfeited	-
Nonvested at June 30, 2007	418,604	0.011

As of June 30, 2007, there was $4,365 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.33 years.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	8.48	$0.01	6,065,705	$0.01
$0.03 - $0.50	558,710	5.70	$0.09	549,401	$0.08
	7,033,710			6,615,106

NOTE 12:  RELATED PARTY TRANSACTIONS

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

DEFERRED COMPENSATION AND ACCRUED BONUS
Mr. Grimm and Mr. Hanser, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of June 30, 2007, deferred salaries of $121,827 and $55,750 were owed to Mr. Grimm and Mr. Hanser, respectively. Additionally, Mr. Grimm and Mr. Hanser have deferred their accrued bonuses of $87,742 and $89,452, respectively. Mr. Hanser is also owed commission of $109,200 at June 30, 2007, and also as of that date Mr. Grimm and Mr. Hanser were owed accrued compensation from SRA Marketing of $14,400 and $24,200, respectively.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the three months ended June 30, 2007 and 2006, the company recorded sales to Canada for their inventory purchases of $71,426 and $78,349, respectively. For the six months ended June 30, 2007 and 2006, the Company recorded sales to Canada for their inventory purchases of $150,751 and $149,766, respectively.

SRA MARKETING
In December 2004, we formed a subsidiary to market products using Direct Response Television Shopping with a company owned by Mr. Steven Page, president of our affiliate FemOne/BIOPRO Canada. Actis holds 51% ownership in SRA Marketing, Mr. Page's company, ROSTCO, holds the remaining 49%.

Currently, we are negotiating definitive shareholder's agreements and long-term management agreements with ROSTCO, as well as finalizing a written distribution and licensing agreement to memorialize the terms of our current understanding with it and Mr. Page. However, as of the date of this Report those agreements are not yet in effect. As of December 31, 2006, there were outstanding shareholder loans due to Mr. Steven Page and ROSTCO from SRA Marketing of $38,016. These loans were repaid in February 2007. At June 30, 2007 outstanding shareholder loans due to Steven Page and ROSTCO from SRA Marketing was $13,187.

FAMILY RELATIONSHIP
Since November 2003, certain members of Mr. Grimm's immediate family received compensation from the Company. During the three months and six months ended June 30, 2007 and 2006, they were paid commissions of $70,000 and $78,063, respectively and $75,000 and $142,722 related to their participation in the direct selling organization.

NOTE 13:  BUSINESS SEGMENTS

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

Revenues, expenses and net profit (loss) from the Company's two primary business segments for the three months ended June 30, 2007 and 2006 as well as for the six months ended June 30, 2007 and 2006 are shown below:

	Three months ended		Six month ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:		As Restated		As Restated
Direct Sales	$2,341,975	$2,700,163	$4,906,388	$5,056,376
Direct Response	449,087	205,015	698,666	446,340
Sales to affiliate	71,426	78,349	147,342	149,766
Consolidated revenues	2,862,488	2,983,527	5,752,396	5,652,482

Expenses
Direct Sales	2,176,534	3,022,906	4,740,408	5,907,344
Direct Response	310,082	257,401	509,212	469,171
Expenses of Affiliate	71,426	78,349	147,342	149,766
Other corporate expenses	996,770	461,574	1,025,644	3,172,064
Consolidated operating expenses	3,554,812	3,820,230	6,422,606	9,698,345

Net Profit (Loss):
Direct Sales	165,441	(322,743)	165,980	(850,968)
Direct Response	139,005	(52,385)	189,454	(22,830)
Net Affiliate	-	-	-	-
Other corporate expenses	(996,770)	(461,575)	(1,025,644)	(3,172,065)
Consolidated net loss	$(692,324)	$(836,703)	$(670,210)	$(4,045,863)

Identifiable assets and liabilities as of June 30, 2007 and December 31, 2006 directly attributable to the Company’s two primary business segments are shown below:

	June 30,	December 31,
	2007	2006
ASSETS
Direct Sales	$1,521,010	$1,354,552
Direct Response	361,117	230,332
Total identifiable assets	$1,882,127	$1,584,884

LIABILITIES
Direct Sales	$15,658,348	$2,832,905
Direct Response	7,031	55,629
Total identifiable liabilities	$15,665,379	$2,888,534

The schedules below show revenues and losses for the Company's secondary business segment for its domestic and international operations and for its Direct Sales segment the three months ended June 30, 2007 and 2006 as well as for the six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		As Restated		As Restated
Revenues - Direct Sales:
United States - Direct Sales	$2,089,693	$2,375,953	$4,428,214	$4,481,764
Australia/New Zealand	121,428	202,343	239,147	452,745
South Africa	130,854	121,867	239,027	121,867
Consolidated revenues - Direct Sales	2,341,975	2,700,163	4,906,388	5,056,376

Net Profit (Loss):
United States - Direct Sales	290,883	(248,995)	383,461	(786,339)
Australia/New Zealand	(60,311)	(40,579)	(114,536)	(97,798)
South Africa	(65,131)	(33,169)	(102,945)	33,169
Consolidated net loss - Direct Sales	$165,441	$(322,743)	$165,980	$(850,968)

NOTE 14:  COMMITMENTS AND CONTINGENCIES

DEFAULT ON CONVERTIBLE NOTES PAYABLE
At June 30, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments of $394,470 on July 23, 2006, $800,000 on September 15, 2006 and $1,200,000 on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $591,952 at December 31, 2006. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for every trading day within the month is not greater than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. As of June 30, 2007, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal and interest balances would be approximately $9.2 million. As of July 27, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. Failure to remedy the events of default under either Note could result in the note holders foreclosing on all of the Company’s assets.

In order to cure the defaults, the Company would need to raise additional capital, file a registration statement and obtain shareholder approval to increase the number of authorized shares. Until such time as the Company raises additional capital, it will not be able to file the registration statement. The company will attempt to obtain shareholder consent from more than 50% of the voting shares without a formal shareholder meeting, however, in the event this is not possible, then the company would need to undertake the expense of holding a shareholder meeting. A shareholder meeting is contingent upon, among other things, raising additional capital.

EMPLOYMENT AGREEMENTS AND DEFERRED COMPENSATION - OFFICERS
In June 2002, the Company entered into employment agreements with Ray W. Grimm, Jr. (CEO) and Alfred Hanser (President). The agreements provide for the continuing services of Mr. Grimm and Mr. Hanser for five years at a salary scale that is tied directly to total revenues. If either executive is terminated without cause, or is terminated within twelve months of a change of control of the Company, in both cases as defined in the agreement, they are entitled to two years salary, plus twenty-four months of accrued bonus based on the average monthly bonus of the previous six months immediately prior to termination.

NOTE 15:  DISCONTINUED OPERATIONS

On September 1, 2006, the Company discontinued operations of its BIOPRO Asia subsidiary and liquidated the related assets. Operations were discontinued due to the inability to achieve expected revenue growth and profitability levels. BIOPRO Asia’s revenues are reported in discontinued operations for the quarter ended June 30, 2006 of $62,174. BIOPRO Asia’s net loses, reported in discontinued operations, for the quarter ended June 30, 2006 of $52,609. BIOPRO Asia’s revenues are reported in discontinued operations for the six months ended June 30, 2006 were $88,949. BIOPRO Asia’s net losses, reported in discontinued operations, for the six months ended June 30, 2006 of $129,387.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2007. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the others referenced in this report, those discussed under the heading "Risk Factors" later in this document.

OVERVIEW

We are an early stage company that markets, sells and distributes a variety of products designed to provide consumers with what management believes are new generation of wellness solutions. We sell our products primarily though Direct Sales through two divisions, BIOPRO and FemOne, as described below. We also sell our Channoine Cosmetic products through the Direct Response Television Shopping Network:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

For the three months ended June 30, 2007 and 2006 our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES

	Three Months Ended June 30
	2007	2006	Change	%

Revenues
Direct Sales
BIOPRO	$2,299,101	$2,663,045	$(363,944)	-14%
Femone	42,874	37,118	5,756	16%
Total Direct Sales	2,341,975	2,700,163	(358,188)	-13%

Direct Response	449,087	205,015	244,072	119%
Product Sales to Affiliate	71,426	78,349	(6,923)	-9%
Total Revenues	$2,862,488	$2,983,527	$(121,039)	-4%

Total revenues have decreased by $121,039. Direct sales from the BIOPRO Technology division has decreased by 14% whereas Direct Response revenue has increased by 119%.

COST OF SALES AND GROSS PROFITS

	Three Months Ended June 30
	2007	2006	Change	%

Cost of Sales
Direct Sales
BIOPRO	$250,849	$362,929	$(112,080)	-31%
Femone	9,819	7,851	1,968	25%
Total Cost of Direct Sales	260,668	370,780	(110,112)	-30%

Direct Response	277,515	165,103	112,412	68%
Product Sales to Affiliate	71,426	78,349	(6,923)	-9%
Total Cost of Sales	$609,609	$614,232	$(4,623)	-1%

Gross Profits
Direct Sales
BIOPRO	$2,048,252	$2,300,116	$(251,864)	-11%
Femone	33,055	29,267	3,788	13%
Gross Profits - Direct Sales	2,081,307	2,329,383	(248,076)	-11%

Direct Response	171,572	39,912	131,660	330%
Product Sales to Affiliate	-	-	-
Total Gross Profit	$2,252,879	$2,369,295	$(116,416)	-5%

Changes in cost of sales and gross profits are consistent with changes in revenue.

OPERATING EXPENSES

Sales Commissions
Sales commissions have decreased over the prior year by approximately 8%. The decrease over the prior year is primarily due to sales spread through a greater number of members which reduces the amount of commission paid at escalated rates as well as decrease in overall sales.

Order Fulfillment Costs
Order fulfillment costs have increased despite a decrease in overall sales. The increase is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses have decreased by 15%, which is consistent with a 14% decrease in direct sales.

General and Administrative Expenses

Personnel Costs - FemOne US - The increase in personnel costs in 2007 over 2006 is due to addition of staff in the areas of information technology, website design, and accounting as well as the related benefits for those positions.

Legal, accounting and investor relations - The increase in legal, accounting and investor relations expenses are related to higher non-cash expenses for stock based compensation to finance investor relations firms.

Other Income and Expense

	Three Months Ended June 30
	2007	2006	Change
Other Income and expense
Non-cash debt discount and other costs of convertible note financings	$(50,046)	$(686,226)	$636,180
Interest expense and deferred financing costs on convertible notes	(514,684)	(550,361)	35,677
Gain (loss) on embedded derivative	192,187	(77,920)	270,107
Non-cash gain (loss) on value of derivative liabilities	(8,925)	776,310	(785,235)
Other income and expense, net	(9,007)	1,047	(10,054)
Total other income and expense	$(390,475)	$(537,150)	$146,675

Minority Interest
We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006 has been included in the consolidated loss for the periods.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

For the six months ended June 30, 2007 and 2006 our revenues were primarily from our BIOPRO Technology division through direct sales and revenues generated by our subsidiary SRA Marketing from sales of products on a television shopping network.

REVENUES

	Six Months Ended June 30
	2007	2006	Change	%

Revenues
Direct Sales
BIOPRO	$4,812,291	$4,964,331	$(152,040)	-3%
Femone	94,097	92,045	2,052	2%
Total Direct Sales	4,906,388	5,056,376	(149,988)	-3%

Direct Response	698,666	446,340	252,326	57%
Product Sales to Affiliate	147,342	149,766	(2,424)	-2%
Total Revenues	$5,752,396	$5,652,482	$99,914	2%

There was a 3% decrease in Direct Sales. There was a 57% increase in Direct Response which more than covered the decrease in sales in Direct Response. Overall total revenues were up 2%.

COST OF SALES AND GROSS PROFITS

Cost of Sales
Direct Sales
BIOPRO	$585,951	$688,335	$(102,384)	-15%
Femone	24,609	24,053	556	2%
Total Cost of Direct Sales	610,560	712,388	(101,828)	-14%

Direct Response	441,577	318,271	123,306	39%
Product Sales to Affiliate	147,342	149,766	(2,424)	-2%
Total Cost of Sales	$1,199,479	$1,180,425	$19,054	2%

Gross Profits
Direct Sales
BIOPRO	$4,226,340	$4,275,996	$(49,656)	-1%
Femone	69,488	67,992	1,496	2%
Gross Profits - Direct Sales	4,295,828	4,343,988	(48,160)	-1%

Direct Response	257,089	128,069	129,020	101%
Product Sales to Affiliate	-	-	-
Total Gross Profits	$4,552,917	$4,472,057	$80,860	2%

Changes in cost of sales and gross profits are consistent with changes in revenues.

OPERATING EXPENSES

Sales Commissions
Sales commissions have decreased over the prior year. The decrease over the prior year is primarily due to sales spread through a greater number of members, which reduces the amount of commission paid at escalated rates.

Order Fulfillment Costs
Order fulfillment costs have increased despite a decrease in overall sales. The increase is due primarily to higher transaction costs for credit card processing and product shipping expenses due to increased revenue activity.

Sales and Marketing Expenses
Sales and marketing expenses have decreased as result of a conscious effort by the Company’s management to reduce expenses in these areas.

General and Administrative Expenses

	Six Months Ended June 30
	2007	2006	Change	%

G&A - US Operations
Personnel costs - Parent company	$692,469	$540,992	$151,477	28%
Facility costs	217,535	189,885	27,650	15%
Legal, accounting and investor relations	361,424	148,185	213,239	144%
Office supplies and other expenses	64,003	60,739	3,264	5%
Charitable contributions	15,244	21,558	(6,314)	-29%

Subsidiary G&A expenses:			-
Australia G&A	26,964	559	26,405	4724%
South Africa	7,696	2,408	5,288
SRA Marketing G&A	27,072	83,164	(56,092)	-67%
	$1,412,407	$1,047,190	$365,217	35%

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

	Six Months Ended June 30
	2007	2006	Change
Other Income and expense

Non-cash debt discount and other costs of convertible note financings	$(99,544)	$(1,106,358)	$1,006,814
Interest expense and deferred financing costs on convertible notes	(1,035,262)	(1,190,663)	155,401
Gain (loss) on embedded derivative	1,125,425	(99,217)	1,224,642
Gain (loss) on extinguishment of debt	-	(50,290)	50,290
Non-cash gain (loss) on value of derivative liabilities	140,430	(818,295)	958,725
Other income and expense, net	(11,724)	(8,675)	(3,049)
Total other income and expense	$119,325	$(3,273,498)	$3,392,823

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

On June 9, 2006, we filed our Restated and Amended Articles of Incorporation pursuant to which the number of common shares authorized was increased to 5,000,000,000. In order to comply with the reserve requirement in the note agreements, we will need to obtain shareholder approval to increase the number of authorized shares. We will need to prepare a registration statement to register the underlying shares upon conversion of the convertible notes. There can be no assurance that we will come to a satisfactory accomodation with our note holders on relieving us of the obligations under the Notice to allow for us to proceed to take the necessary actions to become compliant under the convertible note agreements.

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

Under the 8% notes, interest is accrued but is not required to be paid unless the lowest intra-day trading price for any trading day within the month is less than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. As of June 30, 2007, we estimate that the Mandatory Prepayment Amount under the Notes based on 130% of outstanding principal, interest and penalty balances would be approximately $9.2 million. As of July 27, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under the Notes or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

In order to cure the defaults, the Company would need to raise additional capital, file a registration statement and obtain shareholder approval to increase the number of authorized shares. Until such time as the Company raises additional capital, it will not be able to file the registration statement. The company will attempt to obtain shareholder consent from more than 50% of the voting shares without a formal shareholder meeting, however, in the event this is not possible, then the company would need to undertake the expense of holding a shareholder meeting. A shareholder meeting is contingent upon, among other things, raising additional capital.

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

Under the terms of the 8% Notes, we are required to register the common shares underlying the notes and warrants within thirty-days of receipt of a request for registration from the note holders. Through July 27, 2007, we have not received this request.

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

In an effort to have sufficient shares of common stock necessary to fulfill our contractual obligations under the 8% Notes and the 12% Notes as well as to have authorized shares of stock available for any possible subsequent financings and/or acquisitions, we will attempt to get shareholder approval to increase our authorized shares of common stock from five billion shares of common stock to at least twenty billion.

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

As of June 30, 2007, we have outstanding an aggregate of principal of $3,370,321 convertible Notes and accrued interest of $936,402, of which scheduled principal payments of approximately $1,870,321 together with accrued interest of approximately $936,402 and accrued penalty and liquidated damages on both the 12% Notes and the 8% Notes of $2,816,932 as of June30, 2007, were not paid when due. In addition pursuant to the terms of the Notes, we are in default for failure to have sufficient shares of common stock in reserve to allow for conversion of the Notes, accrued interest and exercise of warrants. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to raise sufficient capital to pay the principal and accrued interest currently due and in default on the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

As of July 27, 2007, we had 388,149,122 shares of common stock issued and outstanding. Also as of May 15, 2007, we had secured convertible notes outstanding that may be converted into an estimated 11,586,627,423 shares of common stock and outstanding warrants to purchase 58,850,000 shares of common stock. The number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. The shares issuable upon conversion of the secured convertible notes may be issued without restriction pursuant to Rule 144(k). The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days, times 40%. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the conversion price, as of July 27, 2007 of $0.00039.

% BELOW EXISTING CONVERSION PRICE	CONVERSION PRICE PER SHARE	NUMBER OF SHARES ISSUABLE
25%	$0.0004	11,586,627,423
50%	$0.0003	17,379,941,224
75%	$0.0001	34,759,882,448

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

Effective May 23, 2007, the Company and Armand Di Schiavi entered into a promissory note agreement. The agreement requires the issuance of 1,000,000 shares of restricted stock.

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

(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9)	Filed as an exhibit to Form 8-K filed November 21, 2005
(10)	Filed as an exhibit to Form 8-K filed March 29, 2006
(11)	Filed as an exhibit to Form 8-K filed April 6, 2006
(12)	Filed as an exhibit to Form 8-K filed October 26, 2006
(13)	Filed as an exhibit to Form 8-K/A filed December 6, 2006
(14)	Filed as an exhibit to Form 8-K filed February 22, 2007
(15)	Filed as an exhibit to this Report on Form 10-KSB
(16)	Filed as an exhibit to Form 10QSB filed May 21, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIS GLOBAL VENTURES, INC.

Date: August 14, 2007

By:     /s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)