Form 10QSB
period 2007-09-30
ACTIS GLOBAL VENTURES INC
filed 2007-11-19
CIK 1161461

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended: September  30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 28, 2007, there were 552,787,730 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

ACTIS GLOBAL VENTURES, INC.
Form 10-QSB
September 30, 2007

PART I. - CONSOLIDATED FINANCIAL INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

ACTIS GLOBAL VENTURES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash	$31,136	$53,613
Restricted cash deposit	9,390	10,921
Accounts receivable	678,422	345,432
Notes receivable	-	10,665
Accounts receivable, related party	32,541	4,096
Inventory	517,827	377,983
Inventory deposits	-	100,854
Prepaid and other current assets	50,182	114,012
Total current assets	1,319,498	1,017,576

Property and equipment
Computer and office equipment	108,525	96,852
Warehouse equipment	43,083	43,083
Furniture and fixtures	118,193	115,668
Leasehold improvements	51,461	51,461
Software	41,250	41,250
	362,512	348,314
Less: Accumulated depreciation	(209,788)	(147,499)
	152,724	200,815

Other assets
Sublicense agreement, net	159,792	164,667
Intellectual property, net	21,200	29,150
Deferred debt issue costs	-	7,935
Deposits	173,907	172,676
	354,899	374,428

Total assets	$1,827,121	$1,592,819

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Balance Sheets - Continued
(Unaudited)

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,278,259	$910,799
Accounts payable, related party	-	18,267
Sales tax payable	980,921	682,417
Accrued interest	1,151,814	778,701
Accrued penalty and liquidating damages, convertible notes	3,214,355	2,040,528
Accrued commissions	457,145	266,220
Accrued payroll and payroll tax	400,539	248,982
Accrued bonus	221,276	198,591
Deferred compensation	242,000	165,326
Customer deposits	7,018	38,765
Deferred rent	55,316	55,546
Notes payable - related parties	30,000	73,016
Notes payable - other	225,000	230,605
Warrant derivative liability	463	165,655
Embedded derivative liability	249,050	1,468,255
Convertible notes payable, net	3,088,116	3,141,001
Total current liabilities	11,601,270	10,482,674

COMMITMENTS AND CONTINGENCIES (See Note 15)

MINORITY INTEREST IN SUBSIDIARIES	195,730	91,090

STOCKHOLDERS' DEFICIT
Common stock, 5,000,000,000 common shares, $0.001 par value, authorized, 494,798,252
and 263,285,122 shares issued and outstanding September 30, 2007 and December 31, 2006, respectively	498,799	263,286
Additional paid in capital	5,972,802	5,592,620
Accumulated deficit	(16,402,578)	(14,857,179)
Accumulated other comprehensive income	(38,902)	20,328
Total stockholders' deficit	(9,969,879)	(8,980,945)

Total liabilities and stockholders' deficit	$1,827,121	$1,592,819

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2007 and 2006
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2007	2006 (as restated)	2007	2006 (as restated)
REVENUES
Product sales	$3,139,391	$2,560,379	$8,891,787	$8,212,883
Cost of sales	610,358	537,408	1,809,837	1,717,834
GROSS PROFIT	2,529,033	2,022,971	7,081,950	6,495,049

EXPENSES
Sales commissions	1,323,245	907,565	3,348,271	3,207,953
Order fulfillment costs	289,424	234,079	844,029	766,302
Sales and marketing	599,735	662,900	1,857,356	2,022,014
General and administrative	616,148	750,386	2,028,518	1,797,576
Total operating expenses	2,828,552	2,554,930	8,078,173	7,793,845

NET LOSS FROM OPERATIONS	(299,519)	(531,959)	(996,223)	(1,298,796)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(50,596)	(531,390)	(150,141)	(1,640,543)
Gain (loss) on warrant derivative liability	24,762	1,066,962	165,192	248,668
Gain (loss) on embedded derivative liability	26,484	(142,814)	1,151,909	(242,031)
Gain on extinguishment of debt	-	-	-	(50,290)
Interest and finance charges	(531,560)	(256,368)	(1,566,823)	(1,447,033)
Other income (expense)	(32,950)	(1,755)	(44,673)	(7,669)
Total other income (expense)	(563,860)	134,635	(444,536)	(3,138,898)

LOSS FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND INCOME TAX EXPENSE	(863,379)	(397,324)	(1,440,759)	(4,437,694)

MINORITY INTEREST IN SUBSIDIARIES	(11,807)	(13,763)	(104,639)	(6,327)
INCOME TAX EXPENSE	-	(3.022)	-	(9,022)

LOSS FROM CONTINUED OPERATIONS	(875,186)	(414,019)	(1,545,398)	(4,453,043)

DISCONTINUED OPERATIONS	-	(102,148)	-	(231,535)

NET LOSS	$(875,186)	$(516,257)	$(1,545,398)	$(4,684,578)

Net loss per share from
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Net loss per share from
Discontinued operations	0.00	0.00	0.00	0.00
Total	$(0.00)	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - Basic and Diluted	326,278,350	169,024,252	344,370,752	148,552,765

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Statement of Cash Flows
For the Nine Months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(1,545,399)	$(4,684,578)
Net loss from discontinued operations	-	231,535
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,843	71,892
Payment of accrued interest through issuance of stock	5,426	-
Stock based compensation	338,248	245,373
Issuance of restricted stock to amend notes payable	1,700	-
Amortization of debt discount on convertible notes	150,140	1,640,543
Amortization of prepaid financing on convertible notes	-	136,631
Gain on warrant derivative liability	(165,192)	(248,668)
(Gain) loss on embedded derivative liability	(1,151,909)	242,031
Loss on extinguishment of debt	-	50,290
Minority interest in subsidiaries	104,640	6,327

Changes in operating assets and liabilities::
Restricted Cash	1,531	-
Accounts receivable	(332,990)	(231,567)
Accounts receivable - related party	(28,445)	1,426
Note receivable	10,665	-
Inventory	(139,844)	161,933
Prepaid Inventory	100,854	-
Prepaid expenses and other current assets	63,830	28,010
Inventory deposits	-	108,401
Deposits	(1,231)	(10,632)
Accounts payable	367,460	433,834
Accounts payable - related party	(18,267)	-
Accrued sales tax	298,504	231,689
Accrued interest	373,113	328,283
Accrued penalty and liquidating damages	1,173,827	979,325
Accrued payroll and payroll related expenses	151,557	123,642
Accrued bonus	22,685	74,741
Accrued commissions	190,925	40,930
Customer deposits	(31,747)	7,547
Deferred compensation	76,674	13,573
Deferred rent	(230)	3,975
Net cash provided by (used in) operating activities	86,366	(13,513)

Net cash provided by discontinued operations	-	(116,216)

The accompanying notes are an integral part of these consolidated financial statements

ACTIS GLOBAL VENTURES, INC.
Consolidated Statements of Cash Flows – Continued
For the Nine Months ended September 30, 2007 and 2006
(Unaudited)
	2007	2006 (as restated)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(992)	(94,044)
Net cash used in investing activities	(992)	(94,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of insurance premium financed with a note payable	(30,605)	-
Proceeds from notes payable from related parties	252,000	-
Proceeds from notes payable	100,000	190,500
Repayment of notes payable	(118,016)	-
Repayment of notes payable to related parties	(252,000)	(229,650)
Net cash used in financing activities	(48,621)	(39,150)

Effect of exchange rate changes on cash	(59,230)	10,503

Net decrease in cash	(22,477)	(252,420)

Cash and cash equivalents at beginning of period	53,613	300,619
Cash and cash equivalents at end of period	$31,136	$48,199

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$-	$9,022
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued as payment on related party loans and accrued interest	$-	$414,801
Shares issued as payment of deferred salaries	$-	$40,000
Shares issued for convertible note, net	$192,826	$178,186
Reclassification of embedded derivative liability to additional paid in capital in
connection with debt to equity conversions	$67,294	$-

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

The financial statements for the year ended December 31, 2006 included a statement from the Company's auditors that there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s obtaining adequate capital or it could be forced to cease operations. In order to continue as a going concern, develop and grow its customer base, revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to pay the scheduled principal and accrued interest amounts due currently and in default to note holders, improve the marketing effort of all the Company's product lines and for working capital; (2) pursuing other possible additional capital resources through joint venture, merger or acquisition or other strategic alliance; and (3) preserving cash by attracting and retaining employees by supplementing pay with stock options. The financial statements included herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, the Company recorded embedded derivative liabilities in connection with convertible debt agreement amendments entered into in March 2006. The adjustments to record these liabilities, as well as the 2006 interest and liquidated damages liabilities noted above, were not posted until the fourth quarter of 2006, and therefore the unaudited financial statements included in previously filed reports on Form 10-QSB during 2006 failed to include the effects of these additional liabilities. Accordingly, the financial statements included herein for the three and nine months ended  September 30, 2006 have been restated.

The table below reflects the impact of the these restatements on the previously reported financial statements for the three and the nine months ended September 30, 2006.

For the Three Months Ended September 30, 2006
	2006
Statement of Operations	As reported	Restatements	As Restated
Other income (expense)
Amortization of debt discount	$(1,043,834)	$512,444	$(531,390)
Gain (loss) on warrant derivative	$1,066,962	$-	$1,066,962
Gain (loss) on embedded derivative liability	$-	$(142,814)	$(142,814)
Gain (loss) on debt extinguishment	$-	$-	$-
Interest and finance charges	$(133,832)	$(122,536)	$(256,368)
Net loss	$(763,361)	$247,094	$(516,267)

For the Nine Months Ended September 30, 2006
	2006
Statement of Operations	As reported	Restatements	As Restated
Other income (expense)
Amortization of debt discount	$(2,846,539)	$1,205,996	$(1,640,543)
Gain (loss) on warrant derivative	$(15,928)	$264,596	$248,668
Gain (loss) on embedded derivative liability	$-	$(242,031)	$(242,031)
Gain (loss) on debt extinguishment	$1,101,070	$(1,151,360)	$(50,290)
Interest and finance charges	$(425,012)	$(1,022,021)	$(1,447,033)
Net loss	$(3,739,758)	$(944,820)	$(4,684,578)

As of September 30, 2006
	2006
Balance Sheet	As reported	Restatements	As Restated
Deferred debt issue costs	$97,748	$(97,748)	$-
Accrued interest	$510,596	$88,821	$599,777
Accrued penalty and liquidated damages	$-	$1,781,647	$1,781,647
Liability of embedded derivative	$-	$1,886,134	$1,886,134
Original discount on convertible notes	$(1,213,934)	$(827,536)	$(386,398)
Additional paid in capital	$8,257,853	$(2,888,617)	$5,369,236
Retained earnings	$(12,201,718)	$(1,793,267)	$(13,994,985)

For the Nine Months Ended September 30, 2006
	2006
Statement of Cash Flows	As reported	Restatements	As Restated
Net loss	$(3,739,758)	$(944,820)	$(4,684,578)
Amortization of debt discount of convertible notes	$2,846,539	$(1,205,996)	$1,640,543
Loss (gain) on extinguishment of debt	$(1,101,070)	$1,151,360	$50,290
Loss (gain) on warrant derivative liability	$15,928	$(264,596)	$(248,668)
Loss on embedded derivative liability	$-	$242,031	$242,031
Accrued interest and penalties	$-	$1,307,608	$1,307,608

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

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost, less depreciation and amortization. Depreciation is primarily accounted for on the straight-line method based on estimated useful lives, ranging between three and seven years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred, additions and betterments which extend the life of the asset are capitalized. Depreciation expense was $29,227 for the quarter ended September 30, 2007 and $25,373 for the quarter ended September 30, 2006. Depreciation expense was $69,843 for the nine months ended September 30, 2007 and $71,892 for the nine months ended September 30, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

 In June 2006, the FASB issued “FASB Interpretation Number 48 ( “FIN 48” ), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for the Company beginning January 1, 2007. In connection with the adoption of FIN 48, no liability for previously recognized income tax benefits was recorded and no interest and penalties related to uncertain tax positions was recognized. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.”  This statement permits companies to choose to measure man financial instruments and other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement of accounting for financial instruments.  The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are currently assessing the impact adoption of SFAS No. 159 will have on our consolidated financial statements.

NOTE 5:  CONVERTIBLE NOTES PAYABLE

As of September 30, 2007 and December 31, 2006, convertible notes payable were as follows:

	September 30,	December 31,
	2007	2006

8% Convertible Notes :
Convertible notes payable	$1,500,000	$1,500,000
Discount on convertible notes	(150,692)	(300,832)
Convertible notes payable, net	$1,349,308	$1,199,168

12% Convertible Notes :
Convertible notes payable	$1,738,808	$1,941,833
Discount on convertible notes	-	-
Convertible notes payable, net	$1,738,808	$1,941,833

Convertible notes payable, net	$3,088,116	$3,141,001

At September 30, 2007, the Company is in default on both the 8% and 12% convertible note agreements (as discussed below).

Defaults on Convertible Notes

At September 30, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments on the 12% Notes of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $873,868 at September 30, 2007. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for any trading day within the month is less than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the outstanding principal, interest, and additional penalties. As of September 30, 2007, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal, interest, and penalty balances would be approximately $9.7 million. As of October 31, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. Failure to remedy the events of default under the Notes could result in the note holders foreclosing on all of the Company’s assets.

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

Amounts accrued for the 2% penalty and the 3% liquidating damages, totaled $3,214,355 and $2,040,528 at September 30, 2007 and December 31, 2006, respectively, and is included in the accompanying balance sheets.

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

In connection with the amendment and recording the extinguishment of the original 8% Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of March 23, 2006 of $1,500,000, and further recorded entries to record the discount related to the fair value of the embedded conversion feature and corresponding derivative liability totaling $456,472, in accordance with SFAS No. 133, “Accounting for Derivatives” (“SFAS No. 133”). The loss on extinguishment the Company recorded of $1,330,649 is due to the write-off of $1,137,097 in unamortized discounts, $124,242 in unamortized prepaid financing costs, $174,898 of the incremental fair value of the amended warrants, offset by the non-cash benefit of the beneficial conversion feature buyback for $105,588. This loss on extinguishment is further offset by the $1,280,359 gain on extinguishment of the 12% Notes (as described under 12% Convertible Notes and Warrants below) for an aggregate net loss on extinguishment of $50,290. The new discount related to the embedded conversion feature is being amortized as non-cash interest expense over the remaining term of the debt. During the three months ended September 30, 2007 and the nine months ended September 30, 2007, the Company recorded interest expense of $50,598 and $150,140 respectively, resulting from the debt discount amortization on the 8% Notes. At September 30, 2007, the remaining debt discount balance was $150,692 and the outstanding principal balance on the 8% Notes was $1,500,000.

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

As explained in the Defaults on Convertible Notes above, the Company failed to make the scheduled principal payments of $394,470 due on July 23, 2006, $800,000 due on September 15, 2006 and $1,200,000 due on October 12, 2006. Between July 27, 2006 and December 31, 2006, the Company has issued 104,000,000 shares of common stock from the conversion of $252,637 in principal on the matured convertible notes. These shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act. As of  September 30, 2007, the balance remaining on this matured convertible note is $1,749,006.

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

Between June 27, 2007 and September 26, 2007, the Company’s CEO, Ray Grimm advanced the Company $207,000. During the same period, the company repaid the entire advance.  This advance was non-interest bearing and had no specific terms of repayment.

On September 27, 2007, CFF Limited Partners advanced the Company $30,000.  Joe Caraccioli is a partner at CFF Limited Partners and also sits on the Board of Directors at Actis Global Ventures, Inc.  This advance was non-interest bearing and had no specific terms of repayment.  On October 2nd, 2007 the Company repaid the entire advance.

Notes Payable -- Other

At September 30, 2007, Notes Payable Other, represents two short term notes payable and an insurance financing obligation. On October 24, 2006, the Company received cash proceeds of $200,000 pursuant to the terms of a promissory note payable to Sujon Limited. Under the terms of the note, the principal balance plus a premium equal to 2,000,000 restricted common shares of ACTIS Global Ventures, Inc. and an interest rate of twelve percent per annum were due and payable on or before February 18, 2007, and the restricted shares, when issued, would have piggyback registration rights. Effective February 18, 2007, the Company and Sujon Limited entered into an amendment to the $200,000 promissory note, extending the due date of the note from February 18, 2007 to April 2, 2007. Effective April 2, 2007, the agreement was further amended to extend the due date to June 4, 2007. The amendment further provided that upon Sujon Limited signing the second amendment, the Company would make a $25,000 (which was paid in April 2007) payment to be applied against the existing principal leaving a balance due of $175,000 plus interest from the date of the note. This amendment also required the issuance of an additional 1,000,000 shares of restricted stock. No other terms of the agreement were modified. In February 2007, the Company issued the 2,000,000 restricted shares of common stock as required under the agreement. As of September 30, 2007, the company was in default of this note. As of October 30, 2007, the company has not received any notice of an event of default due to failure to make required payments at maturity.

On May 23rd, 2007 the company entered into a promissory note agreement for $100,000 with Armand Di Schiavi. Under the terms of the agreement, $50,000 was advanced on May 24, 2007 and $50,000 was advanced on June 8, 2007. Principal balance plus a premium equal to 1,000,000 restricted common shares of ACTIS Global Ventures, Inc. and an interest rate of ten percent per annum would be due and payable on or before August 24th, 2007. In addition, a $1,250 loan fee is charged for each 30 day period that each $25,000 increment of the principal balance outstanding.  The company has repaid $50,000 as of September 30, 2007 and has been current on all interest payments.  As of September 30, 2007, the company was in default of this note for the balance of the note, $50,000. As of October 30, 2007, the company has not received any notice of an event of default due to failure to make required payments at maturity.  On October 8, 2007, the Company made an additional payment of $25,000.

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

In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period. Using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero (for September 30, 2007 and December 31, 2006), expected stock price volatility of 115.91% (September 30, 2007) and 185.44% (December 31, 2006), risk free interest rate of 4.20% (September 30, 2007) and 4.53% (December 31, 2006) and a remaining contractual life of 3.50 years at September 30, 2007 and 4.25 years (December 31, 2006), the aggregate fair values of the warrant derivative liability at September 30, 2007 and December 31, 2006 were estimated to be $463 and $165,655, respectively.

Embedded Derivative Liability
The variable conversion feature within the 8% Convertible Notes and the 12% Convertible Notes constitutes an embedded derivative, which under SFAS No. 133 needs to be bifurcated from the notes and a separate value calculated and recorded as a liability. The values for the embedded derivative liabilities within each note were derived using standard valuation models for such conversion features. As a result of these valuations, fair values of embedded derivative liabilities of $456,472 for the 8% Notes and $1,298,151 for the 12% Notes were recorded at March 23, 2006. Pursuant to SFAS No. 133, these embedded derivative liabilities are valued at the end of each reporting period, and any changes in the fair values are recorded as gain (loss) on embedded derivative liability in the statement of operations. As of September 30, 2007 the fair value of the embedded derivative was estimated to be $249,050 and for the quarter ended September 30, 2007, the Company recorded a gain on embedded derivative liability of $26,484 and a gain of $1,151,909 for the nine months ended September 30, 2007.

NOTE 7:  DEFERRED RENT

In August 2005, the Company entered into a five year lease for its facility in Carlsbad, California. In April 2005, the Company’s Australian subsidiary BIOPRO Australasia entered into a three year facility lease. At September 30, 2007, the Company had recorded deferred rent related to these agreements in the amount of $52,210, based on the difference between the rent expense recorded and the rent payment obligation.

NOTE 8:  MINORITY INTEREST IN SUBSIDIARIES

The minority interest in subsidiaries represents the ownership interest of the minority investors in the Company's subsidiaries, SRA Marketing and BIOPRO Australasia. At September 30, 2007 and December 31, 2006, minority interest in the equity of the subsidiaries is $195,730 and $91,090. For the three months ended September 30, 2007 and 2006, the Company recorded income (expense) related to minority interests in subsidiaries of ($11,807) and ($13,763), respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded income (expense) related to minority interests in subsidiaries of ($104,639) and ($6,327), respectively.

NOTE 9:  SHARES RESERVED FOR ISSUANCE

At September 30, 2007 and December 31, 2006, the Company has reserved shares of common stock for issuance as shown below:

	September 30, 2007	December 31, 2006

Shares underlying warrants	58,850,000	56,850,000
Shares underlying convertible debt	45,586,189,286	4,947,871,043
Shares underlying stock option plan	7,033,710	7,033,710
Shares reserved as compensation	41,448,513	33,448,513
	45,693,521,509	5,045,203,266

Shares reserved for issuance underlying convertible debt at September 30, 2007, assume conversion of $3,238,808 of principal and $1,015,903 of accrued interest outstanding at September 30, 2007 at the approximate conversion price as of September 30, 2007 of $0.000093 per share. Shares reserved for issuance underlying the convertible debt at December 31, 2006, assume conversion of $3,441,883 of principal and $773,936 of accrued interest outstanding at December 31, 2006 at the approximate conversion price as of December 31, 2006 of $0.000853 per share.

Based on the number of shares issuable upon conversion of convertible note payable, the total shares reserved for issuance at both September 30, 2007 and December 31, 2006 exceed the total shares of common stock currently authorized. As discussed in Note 5 and 14, this along with other violations of stated terms, resulted in the convertible notes being in default.

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

Effective November 1, 2006, the Company entered into a consulting agreement under which a consultant was granted 2,000,000 restricted shares of common stock and will be entitled to receive up to 8,000,000 warrants to purchase shares of the Company’s stock. The warrants allow for the purchase of shares of our common stock at a strike price of $0.003 per share. The warrants have a five year life from date of issue. The agreement is initially for one year with up to four one-year renewals. At the end of each one-year period, if the agreement is renewed for the next year, the consultant will have vested in 1,500,000 warrants. If the consultant achieves enrolling the milestone number of independent distributors of a certain level, he will vest earlier in up to 100,000 warrants per milestone achieved. In addition, if two additional revenue-based performance milestones are achieved in 2007, the consultant could be issued and vest in up to 1,000,000 more warrants for each milestone achieved. In 2006, we fully recognized expense for the $8,000 fair value of the 2,000,000 restricted shares awarded at contract signing. In addition, we recognized approximately $1,000 of compensation expense for the two month service period ended December 31, 2006. This represents amortization over a twelve-month period beginning November 1, 2006, of the $5,800 fair value of the 1,500,000 warrants the Company believes will vest based on the probable renewal of the agreement on November 1, 2007, plus $400 of expense for 100,000 warrants vested by achieving enrollment performance milestones through December 31, 2006.  On November 1, 2007, the this agreement was not renewed.

Warrants

The warrant activity for the nine months ended September 30, 2007, is summarized below:

	Warrants	Weighted Average Exercise Price
Outstanding warrants at December 31, 2006	56,850,000	$0.13
Granted	2,000,000	$0.00319
Exercised	-	-
Forfeited	-	-
Outstanding warrants at September 30, 2007	58,850,000	$0.13

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.003 - $0.1	23,266,666	3.93	$0.05	23,266,666	$0.05
$0.15 - $0.20	35,333,334	3.50	$0.18	35,333,334	$0.18
$0.50	250,000	1.26	$0.50	250,000	$0.50
	58,850,000	3.42	$0.13	58,850,000	$0.13

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

During the three and nine months ended September 30, 2007, the Company recorded compensation costs related to stock options of $856 and $12,502, respectively. Due to net operating losses incurred since inception, no income tax benefit has been reflected in the statements of operations.

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

There were no stock options granted for the quarter ended September 30, 2007 and for the nine months ended September 30, 2007.

Stock option activity

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	7,033,710	$0.02	8.76	-0-
Exercisable at December 31, 2006	6,360,819	$0.016	7.93	-0-
Issued	--
Cancelled	--
Exercised	--
Outstanding at September 30, 2007	7,033,710	$0.02	8.00	-0-
Exercisable at September 30, 2007	6,713,539	$0.016	8.00	-0-

	Nonvested Shares	Weighted-average Grant-Date Fair Value
Nonvested at December 31, 2006	672,891	$0.035
Granted	-
Vested	(352,720)	0.015
Forfeited	-
Nonvested at September 30, 2007	320,171	0.011

As of September 30, 2007, there was $3,509 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.08 years.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Per Share
$0.01	6,475,000	8.23	$0.01	6,164,138	$0.01
$0.03 - $0.50	558,710	5.45	$0.09	549,401	$0.08
	7,033,710			6,713,539

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

DEFERRED COMPENSATION AND ACCRUED BONUS
Mr. Grimm and Mr. Hanser, from time to time, have elected to defer payment of their salaries until such time that the Company had sufficient cash flows from operations or raised sufficient equity resources to begin to repay the deferred salaries. As of September 30, 2007, deferred salaries of $128,327 and $80,750 were owed to Mr. Grimm and Mr. Hanser, respectively. Additionally, Mr. Grimm and Mr. Hanser have deferred their accrued bonuses of $109,783 and $111,492, respectively. Mr. Hanser is also owed commission of $147,135 at September 30, 2007.

FEMONE/BIOPRO CANADA
In July 2002, the Company assigned the Canada distribution rights to all of the Company's US Products in exchange for 38.75% ownership in FemOne/BioPro Canada. In July 2003, the agreement was amended to decrease the portion of ownership by the Company to 30%. The agreement provides that the Company supply Canada with inventory and marketing aids at a price equal to cost. The agreement was amended in December 2004 increasing the ownership to 38.75%. For the three months ended September 30, 2007 and 2006, the company recorded sales to Canada for their inventory purchases of $76,439 and $71,667, respectively. For the nine months ended September 30, 2007 and 2006, the Company recorded sales to Canada for their inventory purchases of $223,781 and $221,433, respectively.

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

FAMILY RELATIONSHIP
Since November 2003, certain members of Mr. Grimm's immediate family received compensation from the Company. During the three months and nine months ended September 30, 2007 and 2006, they were paid commissions of $50,000 and $49,100, respectively and $125,000 and $186,045 related to their participation in the direct selling organization.

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

Revenues, expenses and net profit (loss) from the Company's two primary business segments for the three months ended September 30, 2007 and 2006 as well as for the six months ended September 30, 2007 and 2006 are shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:		As Restated		As Restated
Direct Sales	$2,814,178	$2,188,752	$7,720,566	$7,245,151
Direct Response	248,774	299,960	947,440	746,299
Sales to affiliate	76,439	71,667	223,781	221,433
Consolidated revenues	3,139,391	2,560,379	8,891,787	8,212,883

Expenses
Direct Sales	2,603,874	2,050,033	7,351,840	6,894,136
Direct Response	224,677	258,837	726,333	728,007
Expenses of Affiliate	76,439	71,667	223,781	221,433
Other corporate expenses	1,109,588	696,099	2,135,231	5,053,885
Consolidated operating expenses	$4,014,578	$3,076,636	$10,437,185	$12,897,461

Net Profit (Loss):
Direct Sales	210,304	138,719	368,726	351,015
Direct Response	24,097	41,123	221,106	18,292
Net Affiliate	-	-	-	-
Other corporate expenses	(1,109,588)	(696,099)	(2,135,231)	(5,053,885)

Consolidated net loss	$(875,188)	$(516,257)	$(1,545,399)	$(4,684,578)

Identifiable assets and liabilities as of September 30, 2007 and December 31, 2006 directly attributable to the Company’s two primary business segments are shown below:

	September 30,	December 31,
	2007	2006
ASSETS
Direct Sales	$1,419,348	$1,354,552
Direct Response	407,773	230,332
Total identifiable assets	$1,827,121	$1,584,884

LIABILITIES
Direct Sales	3,897,472	$2,832,905
Direct Response	8,016	55,629
Total identifiable liabilities	$3,905,488	$2,888,534

The schedules below show revenues and losses for the Company's secondary business segment for its domestic and international operations and for its Direct Sales segment the three months ended September 30, 2007 and 2006 as well as for the nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		As Restated		As Restated
Revenues – Direct Sales:
United States – Direct Sales	$2,620,227	$1,899,900	$7,048,440	$6,381,688
Australia/New Zealand	105,842	85,198	344,989	537,943
South Africa	88,109	203,654	327,137	325,520
Consolidated revenues – Direct Sales	$2,814,178	$2,188,752	$7,720,566	$7,245,151

Net Profit (Loss):
United States – Direct Sales	$402,985	$216,224	$852,601	$556,220
Australia/New Zealand	(119,410)	(109,326)	(307,658)	(205,130)
South Africa	(73,271)	31,821	(176,216)	(99)
Consolidated profit - Direct Sales	$210,304	$138,719	$368,727	$350,991

NOTE 14:  COMMITMENTS AND CONTINGENCIES

DEFAULT ON CONVERTIBLE NOTES PAYABLE
At September 30, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

The 12% Notes matured between July and October 2006 and the 8% Notes mature on June 30, 2008. The Company did not make the required principal payments of $394,470 on July 23, 2006, $800,000 on September 15, 2006 and $1,200,000 on October 12, 2006. Accrued interest on the 12% Notes was not paid when due, and totals $591,952 at December 31, 2006. Effective with the nonpayment of principal or interest, the 12% interest rate became a default interest rate of 15%. Under the 8% notes, interest is accrued but is not required to be paid unless the trading price for every trading day within the month is not greater than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. As of September 30, 2007, we estimate that the Mandatory Prepayment Amount of the Notes based on 130% of outstanding principal and interest balances would be approximately $9.7 million. As of October 31, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. Failure to remedy the events of default under either Note could result in the note holders foreclosing on all of the Company’s assets.

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

DEFAULT ON OTHER NOTES PAYABLE
At September 30, 2007, the Company was in default of two short term notes payable:

The unsecured note payable to Sujon Limited which has a balance of  $175,000 as of September 30, 2007 (see Note 5) was due and payable on June 4, 2007.  In addition, as of September 30, 2007 there was $22,077 of accrued interest outstanding.  As of October 31, 2007, the Company had not received a default notice from Sujon Limited.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following presentation of Management's Discussion and Analysis should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2007. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risk and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause differences include, among the others referenced in this report, those discussed under the heading "Risk Factors" later in this document.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2007 AND 2006

For the three months ended September 30, 2007 and 2006 our revenues were primarily from our BIOPRO Technology division through Direct Sales and revenues generated by our subsidiary SRA Marketing for sales of products on a television shopping network.

REVENUES

	Three Months Ended September 30
	2007	2006	Change	%

Revenues
Direct Sales
BIOPRO	$2,769,694	$2,155,063	$614,631	29%
Femone	44,484	33,689	10,795	32%
Total Direct Sales	2,814,178	2,188,752	625,426	29%

Direct Response	248,774	299,960	(51,186)	-17%
Product Sales to Affiliate	76,439	71,667	4,772	7%
Total Revenues	$3,139,391	$2,560,379	$579,012	23%

Total revenues have increased by $579,012.  This is primarily due to a concentrated effort to increase our sales as well as change in commission structure.

COST OF SALESAND GROSS PROFITS

	Three Months Ended September 30
	2007	2006	Change	%

Cost of Sales
Direct Sales
BIOPRO	$347,716	$270,131	$77,585	29%
Femone	11,040	10,349	691	7%
Total Cost of Direct Sales	358,756	280,480	78,276	28%

Direct Response	175,163	185,261	(10,098)	-5%
Product Sales to Affiliate	76,439	71,667	4,772	7%
Total Cost of Sales	$610,358	$537,408	$72,950	14%

Gross Profits
Direct Sales
BIOPRO	$2,421,978	$1,884,932	$537,046	28%
Femone	33,444	23,340	10,104	43%
Gross Profits - Direct Sales	2,455,422	1,908,272	547,150	29%

Direct Response	73,611	114,699	(41,088)	-36%
Product Sales to Affiliate	-	-	-
Total Profits	$2,529,033	$2,022,971	$506,062	25%

Changes in cost of sales and gross profits are consistent with changes in revenue.

OPERATING EXPENSES

Sales Commissions
Sales commissions have increased significantly from the prior year due to increase in sales as well as a change in the commission structure to generate additional sales.

Order Fulfillment Costs
Increase in Order fulfillment costs are consistent with increase in sales.

Sales and Marketing Expenses
Sales and marketing expenses have decreased due to a conscious effort by management to monitor expenses and manage cash flow.

General and Administrative Expenses
General and Administrative costs have also decreased over the prior year due to a conscious effort by management to monitor expenses and manage cash flow.

	Three Months Ended September 30
	2007	2006	Change	%
G&A - US Operations
Personnel costs – Parent company	$317,549	$235,483	$82,066	35%
Facility costs	103,214	165,281	(62,067)	-38%
Legal, accounting and investor relations	87,629	266,559	(178,930)	-67%
Office supplies and other expenses	60,330	30,409	29,921	98%
Charitable contributions	2,850	8,974	(6,124)	-68%

Subsidiary G&A expenses:
Australia G&A	1,459	6,419	(4,960)	-77%
South Africa	2,834	1,066	1,768	166%
SRA Marketing G&A	40,282	36,195	4,087	11%
	$616,148	$750,386	$(134,238)	-18%

Other Income and Expense

	Three Months Ended September 30
	2007	2006	Change	%
Other Income and expense
Non-cash debt discount and other costs of convertible note financings	$(50,596)	$(531,390)	$480,794	-90%
Interest expense and deferred financing costs on convertible notes	(531,560)	(256,368)	(275,192)	73%
Gain (loss) on embedded derivative	26,484	(142,814)	169,298	-119%
Non-cash gain (loss) on value of derivative liabilities	24,762	1,066,962	(1,042,200)	-98%
Other income and expense, net	(32,950)	(1,755)	(31,195)	1,777%
Total other income and expense	$(563,860)	$134,635	$698,495	518%

Minority Interest
We own 51% of SRA Marketing, the remaining 49% is held by a company owned by Steven Page, the president of FemOne/BIOPRO Canada.

In October 2004, we began the operations of BIOPRO Australasia Pty Ltd, a subsidiary formed as a direct selling company in Australia to market our BIOPRO Technology products. We own 90% of BIOPRO Australasia, the remaining 10% is held by Mr. Kenneth Newton who served as its managing director until April 2005. The minority interest relative to the loss for the three months ended September 30, 2007 and 2006 and for the six months ended September 30, 2007 and 2006 has been included in the consolidated loss for the periods.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED September 30, 2007 AND 2006

For the nine months ended September 30, 2007 and 2006 our revenues were primarily from our BIOPRO Technology division through direct sales and revenues generated by our subsidiary SRA Marketing from sales of products on a television shopping network.

REVENUES

	Nine Months Ended September 30
	2007	2006	Change	%

Revenues
Direct Sales
BIOPRO	$7,581,984	$7,119,418	$462,566	6%
Femone	138,582	125,733	12,849	10%
Total Direct Sales	7,720,566	7,245,151	475,415	7%

Direct Response	947,440	746,299	201,141	27%
Product Sales to Affiliate	223,781	221,433	2,348	1%
Total Revenues	$8,891,787	$8,212,883	$678,904	8%

Overall 8% increase in revenue directly attributable to increase in revenue in for the third quarter of 2007.  This was due to a concentrated management effort to increase sales as well as changes to our commission structure.

COST OF SALES AND GROSS PROFITS

Cost of Sales
Direct Sales
BIOPRO	$933,667	$958,466	$(24,799)	-3%
Femone	35,649	34,402	1,247	4%
Total Cost of Direct Sales	969,316	992,868	(23,552)	-2%

Direct Response	616,740	503,533	113,207	22%
Product Sales to Affiliate	223,781	221,433	2,348	1%
Total Cost of Sales	$1,809,837	$1,717,834	$92,003	5%

Gross Profits
Direct Sales
BIOPRO	$6,648,318	$6,160,952	$487,366	8%
Femone	102,933	91,331	11,602	13%
Gross Profits - Direct Sales	6,751,250	6,252,283	498,990	8%

Direct Response	330,700	242,766	87,934	36%
Product Sales to Affiliate	-	-	-
Total Profits	7,081,950	6,495,049	586,901	9%

Changes in cost of sales and gross profits are fairly consistent with changes in revenues.

OPERATING EXPENSES

Sales Commissions
Sales commissions have increased over the prior year. The increase over the prior year is primarily due to increase in sales and change in commission structure in the third quarter of 2007.

Order Fulfillment Costs
Increase in Order Fulfillment Costs is consistent with increase in revenues.

Sales and Marketing Expenses
Sales and marketing expenses have decreased as result of a conscious effort by the Company’s management to reduce expenses in these areas.

General and Administrative Expenses

	Nine Months Ended September 30
	2007	2006	Change	%

G&A - US Operations
Personnel costs – Parent company	994,552	776,475	218,077	28%
Facility costs	320,750	355,166	(34,416)	-10%
Legal, accounting and investor relations	457,531	414,744	42,787	10%
Office supplies and other expenses	139,012	91,148	47,864	53%
Charitable contributions	18,095	30,532	(12,437)	-41%
			-
Subsidiary G&A expenses:			-
Australia G&A	28,423	6,678	21,745	326%
South Africa	10,531	3,474	7,057	203%
SRA Marketing G&A	59,624	119,359	(59,735)	-50%
	2,028,518	1,797,576	230,942	13%

The increase in personnel costs in the 2007 period over the 2006 period is due to addition of staff in the areas of information technology, website development, and accounting and the related benefits for those positions.

	Nine Months Ended September 30
	2007	2006	Change	%
Other Income and expense

Non-cash debt discount and other costs of convertible note financings	$(150,141)	$(1,640,543)	$1,490,402	-91%
Interest expense and deferred financing costs on convertible notes	(1,566,823)	(1,447,033)	(119,790)	8%
Gain (loss) on embedded derivative	1,151,909	(242,031)	1,393,940	-576%
Gain (loss) on extinguishment of debt	-	(50,290)	50,290	-100%
Non-cash gain (loss) on value of derivative liabilities	165,192	248,668	(83,476)	-34%
Other income and expense, net	(44,673)	(7,669)	(37,004)	483%
Total other income and expense	$(444,536)	$(3,138,898)	$2,694,362	-86%

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2007, the Company is in default on certain of its obligations under the 8% Callable Secured Convertible Notes (the “8% Notes”) and 12% Callable Secured Convertible Notes (the “12% Notes”) agreements, as it did not make the scheduled principal and interest payments, currently does not have an effective registration statement covering the underlying shares of common stock available for issuance upon conversion of these notes, and does not have a sufficient number of authorized but unissued shares to allow for the issuance of up to two times the number of shares of common stock which are convertible under all outstanding convertible notes and exercisable under all outstanding warrants, in each case as of the date of calculation.

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

Under the 8% notes, interest is accrued but is not required to be paid unless the lowest intra-day trading price for any trading day within the month is less than $0.002125. In November and December 2006, this minimum trading condition was not met. The required interest payments were not made, thus triggering an Event of Default as defined under the 8% Note agreements, and triggering an increase in the interest rate on the 8% Notes to 10%. Under the terms of the Notes, nonpayment of principal or interest would be an event of default and under certain conditions, after notice from the holders, could trigger a Mandatory Prepayment Amount (as defined in the note agreements) that would require us to pay 130% of the principal and interest, and could require payment of additional penalties. As of September 30, 2007, we estimate that the Mandatory Prepayment Amount under the Notes based on 130% of outstanding principal, interest and penalty balances would be approximately $9.7 million. As of October 31, 2007, we have not received any notice of an event of default due to failure to make the required payments at maturity. In the event that the default with respect to the 8% notes is cured, the Company will reclassify the non-current portion as appropriate at that time. Failure to remedy the events of default under the Notes or otherwise relieve us of the obligations under the Notice could result in the note holders foreclosing on all of the Company’s assets.

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

WE HAVE NEVER BEEN PROFITABLE

Since incorporation of FemOne California in 2002, we have not achieved profitability. We have incurred substantial costs to build the foundation of our business. From our inception to the date of this report we have incurred an accumulated deficit of $16,402,578. Although our revenues are increasing, they will need to continue growing substantially in order for us to achieve profitability. Due to our limited operating history, it is difficult to predict whether we will be profitable in the future. Even if we do become profitable, there can be no assurance that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our expectations or cannot be adjusted accordingly, our business will be materially adversely affected.

LIQUIDITY AND WORKING CAPITAL DEFICIT

Our current liabilities are 8.78 times our current assets.  We currently have a working capital deficit of $10,281,772.  Currently, the Company is not able to meet its current obligations.  Our working capital deficit will continue to deteriorate unless we receive additional capital or we become profitable (see above).

THE REPORT ON OUR FINANCIAL STATEMENTS FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INCLUDES A QUALIFICATION AS TO OUR ABILITY TO CONTINUE AS A "GOING CONCERN"

In their report on our audited financial statements for the year ended December 31, 2006 our independent registered public accounting firm have included an explanatory paragraph stating that due to our lack of profitability and our need to raise additional capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

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

RISKS RELATED TO OUR OUTSTANDING CONVERTIBLE NOTES PAYABLE

WE ARE IN DEFAULT OF OUR OUTSTANDING SECURED CONVERTIBLE NOTES. PAYMENT OF THE AMOUNTS DUE UNDER THE NOTES WOULD REQUIRE US TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE FORECLOSURE OR SALE OF SUBSTANTIAL ASSETS.

As of September 30, 2007, we have outstanding an aggregate of principal of $3,088,116 convertible Notes and accrued interest of $1,015,903, of which scheduled principal payments of approximately $1,738,808 together with accrued interest of approximately $1,015,903, and accrued penalty and liquidated damages on both the 12% Notes and the 8% Notes of $3,214,355 as of September 30, 2007, were not paid when due. In addition pursuant to the terms of the Notes, we are in default for failure to have sufficient shares of common stock in reserve to allow for conversion of the Notes, accrued interest and exercise of warrants. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to raise sufficient capital to pay the principal and accrued interest currently due and in default on the notes, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action may require us to curtail or cease operations.

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

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The conversion price to be used in making such calculation is the average of the three lowest intra-day trading prices for our stock during the preceding twenty trading days, times 40%. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the conversion price, as of October 12, 2007 of $0.000080.

% BELOW EXISTING CONVERSION PRICE	CONVERSION PRICE PER SHARE	NUMBER OF SHARES ISSUABLE
25%	$0.000060	53,980,130,203
50%	$0.000040	80,970,195,305
75%	$0.000020	161,940,390,610

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

(1)	Filed as an exhibit to the Registrant's registration statement on Form SB-2 originally filed on November 13, 2001 and as amended on January 24, 2002 and February 12, 2002.
(2)	Filed as an exhibit to a Form 8-K filed on October 3, 2002.
(3)	Filed as an exhibit to a Form 8-K filed on October 3, 2003.
(4)	Filed as an exhibit to a Form 8-K/A on October 27, 2003.
(5)	Filed as an exhibit to a Form 8/K filed on February 23, 2004.
(6)	Filed as an exhibit to a Form 8-K/A on March 24, 2004.
(7)	Filed as an exhibit to the Registrant’s registration statement on Form SB-2 filed on September 9, 2004.
(8)	Filed as an exhibit to Form 10-QSB filed on November 15, 2004
(9)	Filed as an exhibit to Form 8-K filed November 21, 2005
(10)	Filed as an exhibit to Form 8-K filed March 29, 2006
(11)	Filed as an exhibit to Form 8-K filed April 6, 2006
(12)	Filed as an exhibit to Form 8-K filed October 26, 2006
(13)	Filed as an exhibit to Form 8-K/A filed December 6, 2006
(14)	Filed as an exhibit to Form 8-K filed February 22, 2007
(15)	Filed as an exhibit to this Report on Form 10-KSB
(16)	Filed as an exhibit to Form 10QSB filed May 21, 2007
(17)	Filed as an exhibit to Form 10QSB filed August 18, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIS GLOBAL VENTURES, INC.

Date: November 14, 2007

By:     /s/ Raymond Grimm, Jr.
RAYMOND GRIMM, JR.
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
(PRINCIPAL EXECUTIVE OFFICER)
(PRINCIPAL ACCOUNTING OFFICER)